Form 10-Q
period 1996-06-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1996-08-12
CIK 1012393

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO __________



                            COMMISSION FILE NUMBER 0-28568




                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




         CALIFORNIA                                    95-2920557
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                      700 EAST BONITA AVENUE, POMONA, CA  91767
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


                                     909-624-8041
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS; AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

         YES                 NO     X*
              -----               -----


THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, AT JUNE 29, 1996 WAS 7,300,000 SHARES.

THIS FORM 10-Q CONTAINS 12  PAGES.
                        ---



*THE REGISTRANT HAS NOT BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.




                                         (1)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                        INDEX



PART I.     FINANCIAL INFORMATION                               PAGE NUMBER

ITEM 1.  FINANCIAL STATEMENTS

    BALANCE SHEETS                                                   3
         JUNE 29, 1996 (UNAUDITED) AND MARCH 29, 1996


    STATEMENTS OF INCOME                                             4
         THREE MONTHS ENDED JUNE 29, 1996 (UNAUDITED) AND
         JUNE 30, 1995 (UNAUDITED)

    STATEMENTS OF CASH FLOWS                                         5
         THREE MONTHS ENDED JUNE 29, 1996 (UNAUDITED) AND
         JUNE 30, 1995  (UNAUDITED)



    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                       6-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        8-10


PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                           11

ITEM 2.  CHANGES IN SECURITIES                                       11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11


ITEM 5.  OTHER INFORMATION                                           11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            11

SIGNATURES                                                           12


                                         (2)

                            PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                    BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        ASSETS
                                                       JUNE 29,     MARCH 29,
                                                          1996          1996
                                                       -------       -------
                                                     (UNAUDITED)      (NOTE)
CURRENT ASSETS:
  CASH .............................................  $  9,055      $  2,677
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE
     FOR DOUBTFUL ACCOUNTS OF $318 AT JUNE 1996
     AND $280 AT MARCH 1996 ........................     9,835        10,799
  INVENTORIES, PRIMARILY FINISHED GOODS ............    22,406        22,226
  OTHER CURRENT ASSETS .............................     1,228         1,328
                                                       -------       -------
       TOTAL CURRENT  ASSETS .......................    42,524        37,030


  PROPERTY, PLANT AND EQUIPMENT, NET: ..............     4,650         4,331

  OTHER ASSETS .....................................     1,694         1,674
                                                       -------       -------
       TOTAL ASSETS ................................   $48,868       $43,035
                                                       -------       -------
                                                       -------       -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  LINE OF CREDIT ...................................  $  7,250       $12,250
  BANKERS ACCEPTANCES AND OTHER SHORT TERM DEBT ....     3,907         3,520
  ACCOUNTS PAYABLE. ................................     5,239         8,597
  NOTE PAYABLE TO RELATED PARTY ....................       150           150
  ACCRUED LIABILITIES ..............................     2,949         1,794
LONG TERM DEBT, DUE WITHIN ONE YEAR ................       297           400
                                                       -------       -------
      TOTAL CURRENT LIABILITIES ....................    19,792        26,711

LONG-TERM DEBT, LESS CURRENT PORTION ...............       730           813
ACCRUED PENSION COST ...............................        36            36

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, NO PAR VALUE:
     AUTHORIZED SHARES -- 3,000,000
     NONE ISSUED AND OUTSTANDING
  COMMON STOCK, NO PAR VALUE:
     AUTHORIZED SHARES - 20,000,000
     ISSUED AND OUTSTANDING SHARES -- 7,300,000
       AT JUNE 1996 AND 5,800,00 AT MARCH 1996
       AT STATED VALUE .............................    16,054         4,299
  ADDITIONAL PAID-IN CAPITAL .......................       436           436
  RETAINED EARNINGS ................................    11,820        10,740
                                                       -------       -------
      TOTAL SHAREHOLDERS' EQUITY ...................    28,310        15,475
                                                       -------       -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $48,868       $43,035
                                                       -------       -------
                                                       -------       -------

                                SEE ACCOMPANYING NOTES

    NOTE:     THE BALANCE SHEET AT MARCH 29, 1996 HAS BEEN DERIVED FROM THE
    AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


                                         (3)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                 STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                       JUNE 29,       JUNE 30,
                                                          1996           1995
                                                       -------        -------

NET SALES  . . . . . . . . . . . . . . . . . . . . .  $ 32,163       $ 26,523
COST OF SALES. . . . . . . . . . . . . . . . . . . .    19,479         16,057
                                                       -------        -------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . .    12,684         10,466

OPERATING EXPENSES:
  SELLING AND DISTRIBUTION EXPENSES. . . . . . . . .     8,727          7,518
  GENERAL AND ADMINISTRATIVE . . . . . . . . . . . .     1,889          1,809
                                                       -------        -------

OPERATING INCOME . . . . . . . . . . . . . . . . . .     2,068          1,139
INTEREST EXPENSE . . . . . . . . . . . . . . . . . .       268            277
                                                       -------        -------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . .     1,800            862
INCOME TAXES . . . . . . . . . . . . . . . . . . . .       720            345
                                                       -------        -------
NET INCOME . . . . . . . . . . . . . . . . . . . . .   $ 1,080          $ 517
                                                       -------        -------
                                                       -------        -------
NET INCOME PER SHARE . . . . . . . . . . . . . . . .    $ 0.18         $ 0.09
                                                       -------        -------
                                                       -------        -------
WEIGHTED AVERAGES SHARES OUTSTANDING . . . . . . . . 5,950,000      5,800,000
                                                     ---------      ---------
                                                     ---------      ---------

                                SEE ACCOMPANYING NOTES


                                         (4)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                      JUNE 29,       JUNE 30,
                                                         1996           1995
                                                      -------        -------

OPERATING ACTIVITIES
NET INCOME . . . . . . . . . . . . . . . . . . . . . $  1,080       $    517
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  USED IN OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION. . . . . . . . . . . .      226            217
DEFERRED TAXES . . . . . . . . . . . . . . . . . . .     (120)            --
PROVISION FOR LOSSES ON UNCOLLECTIBLE ACCOUNTS . . .       38             30
PROVISION FOR LOSSES ON INVENTORY. . . . . . . . . .      355            161
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  ACCOUNTS RECEIVABLE. . . . . . . . . . . . . . . .      927            143
  INVENTORIES. . . . . . . . . . . . . . . . . . . .     (536)        (1,250)
  PREPAID EXPENSES, OTHER RECEIVABLES AND
    OTHER ASSETS . . . . . . . . . . . . . . . . . .      200          1,023
  ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . .   (3,358)        (1,412)
  ACCRUED SALARIES, AND OTHER ACCRUED LIABILITIES. .    1,155           (817)
                                                      -------        -------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . .      (33)        (1,388)

INVESTING ACTIVITIES
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT . . . . .     (545)          (222)
                                                      -------        -------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . .     (545)          (222)

FINANCING ACTIVITIES
PAYMENTS UNDER BANK CREDIT FACILITY. . . . . . . . .   (5,000)            --
BANKERS ACCEPTANCES AND OTHER SHORT-TERM DEBT, NET .      387          1,531
PAYMENTS ON NOTES PAYABLE TO OFFICERS,
  SHAREHOLDERS AND OTHER RELATED PARTIES . . . . . .       --           (344)
PRINCIPAL PAYMENTS ON LONG-TERM DEBT . . . . . . . .     (186)          (181)
NET PROCEEDS OF INITIAL PUBLIC OFFERING. . . . . . .   11,755             --
                                                      -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .    6,956          1,006
                                                      -------        -------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . .    6,378           (604)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .    2,677          3,916
                                                      -------        -------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $ 9,055        $ 3,312
                                                      -------        -------
                                                      -------        -------
SUPPLEMENTAL DISCLOSURES
  INTEREST PAID DURING THE PERIOD. . . . . . . . . .   $  274         $  285
  INCOME TAXES PAID DURING THE PERIOD. . . . . . . .   $   83         $   24


                                SEE ACCOMPANYING NOTES


                                         (5)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                     (UNAUDITED)
                                    JUNE 29, 1996


1.  BASIS OF PRESENTATION

    THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS OF FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS, CONSISTING ONLY OF NORMAL RECURRING ACCRUALS, CONSIDERED NECESSARY FOR FAIR PRESENTATION, WITH RESPECT TO THE INTERIM FINANCIAL STATEMENTS HAVE BEEN INCLUDED. THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 29, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL YEAR ENDED MARCH 28, 1997. FOR FURTHER INFORMATION, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES THERETO FOR THE YEAR ENDED MARCH 29, 1996, INCLUDED IN THE KEYSTONE AUTOMOTIVE INDUSTRIES, INC. REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-3994) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 18, 1996 AND DECLARED EFFECTIVE ON JUNE 20, 1996.

2.  SHAREHOLDERS EQUITY

    ON APRIL 16, 1996, THE COMPANY AMENDED ITS ARTICLES OF INCORPORATION TO INCREASE THE AUTHORIZED SHARES OF COMMON STOCK TO 20,000,000 AND TO AUTHORIZE 3,000,000 SHARES OF PREFERRED STOCK AND TO EFFECT A COMMON STOCK SPLIT OF 3.8467
TO 1.   NO PREFERRED STOCK HAS BEEN ISSUED.  ALL SHARE AND PER SHARE AMOUNTS IN
THESE FINANCIAL STATEMENTS HAVE BEEN ADJUSTED FOR THE COMMON STOCK SPLIT.

    ON JUNE 20, 1996, THE COMPANY COMPLETED ITS INITIAL PUBLIC OFFERING OF 2,700,000 SHARES OF COMMON STOCK AT $9.00 PER SHARE; 1,500,000 SHARES WERE SOLD BY THE COMPANY AND 1,200,000 SHARES WERE SOLD BY SELLING SHAREHOLDERS. THE EXPENSES OF THE OFFERING INCLUDING UNDERWRITER'S DISCOUNTS AND COMMISSIONS, LEGAL, AUDITING, PRINTING AND OTHER COSTS ARE ESTIMATED TO BE $1,745,000 AS OF JUNE 29, 1996. BASED ON THESE ESTIMATES, THE NET PROCEEDS TO THE COMPANY ARE $11,755,000. ACTUAL RESULTS COULD DIFFER FROM THESE ESTIMATES.

    ON JUNE 20, 1996, THE COMPANY GRANTED INCENTIVE STOCK OPTIONS TO PURCHASE
AN AGGREGATE OF 200,000 SHARES OF THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $9.00 PER SHARE TO CERTAIN EMPLOYEES OF THE COMPANY. THE OPTIONS BECOME EXERCISABLE ON A CUMULATIVE BASIS AT A RATE OF 25% PER YEAR, COMMENCING ONE YEAR FROM THE DATE OF GRANT AND EXPIRE TEN YEARS FROM THE DATE OF GRANT. IN ADDITION, THE COMPANY GRANTED NON-QUALIFIED STOCK OPTIONS TO PURCHASE AN AGGREGATE OF 20,000 SHARES OF COMMON STOCK TO TWO NON-EMPLOYEE DIRECTORS OF THE COMPANY. THE OPTIONS VEST IMMEDIATELY AT AN EXERCISE PRICE OF $9.00 PER SHARE.

3.  EARNINGS PER SHARE

    EARNINGS PER SHARE ARE COMPUTED USING THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS ATTRIBUTABLE TO STOCK OPTIONS. COMMON STOCK EQUIVALENTS WERE CALCULATED USING THE TREASURY STOCK METHOD.

4.  INCOME TAXES

    INCOME TAX PROVISIONS FOR INTERIM PERIODS ARE BASED ON ESTIMATED EFFECTIVE ANNUAL INCOME TAX RATES.


                                         (6)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------
                                     (CONTINUED)

5.  NEW ACCOUNTING STANDARDS

    IN MARCH 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT NO. 121(FAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, WHICH REQUIRES IMPAIRMENT LOSSES TO BE RECORDED ON LONG-LIVED ASSETS USED IN OPERATIONS WHEN INDICATORS OF IMPAIRMENT ARE PRESENT AND THE UNDISCOUNTED CASH FLOWS ESTIMATED TO BE GENERATED BY THOSE ASSETS ARE LESS THAN THE ASSETS' CARRYING AMOUNT. STATEMENT 121 ALSO ADDRESSES THE ACCOUNTING FOR LONG-LIVED ASSETS THAT ARE EXPECTED TO BE DISPOSED OF. THE COMPANY WILL ADOPT STATEMENT 121 IN 1997 AND, BASED ON CURRENT CIRCUMSTANCES, DOES NOT BELIEVE THE EFFECT OF ADOPTION WILL BE MATERIAL.

    IN OCTOBER 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 "FAS 123", ACCOUNTING FOR STOCK-BASED COMPENSATION. THE COMPANY IS REQUIRED TO ADOPT FAS 123 BY FISCAL 1997, AND UPON ADOPTION WILL ELECT TO CONTINUE TO MEASURE COMPENSATION COST FOR ITS EMPLOYEE STOCK COMPENSATION PLANS USING THE INTRINSIC VALUE-BASED METHOD OF ACCOUNTING PRESCRIBED BY ACCOUNTING PRINCIPLES BOARD OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. PRO FORMA DISCLOSURE OF NET EARNINGS AND NET EARNINGS PER SHARE WILL REFLECT THE DIFFERENCE BETWEEN COMPENSATION COST INCLUDED IN NET EARNINGS AND THE RELATED COST MEASURED BY THE FAIR-VALUE BASED METHOD DEFINED IN FAS 123, INCLUDING TAX EFFECTS, THAT WOULD HAVE BEEN RECOGNIZED IN THE CONSOLIDATED STATEMENT OF EARNINGS IF THE FAIR VALUE-BASED METHOD HAD BEEN USED.

6.  ACQUISITION

    THE COMPANY IS CURRENTLY NEGOTIATING THE PURCHASE OF SUBSTANTIALLY ALL OF THE ASSETS, PRIMARILY INVENTORY AND RECEIVABLES, FOR APPROXIMATELY $4,000,000 IN CASH AND NOTES OF A DISTRIBUTOR OF AFTERMARKET COLLISION PARTS CURRENTLY OPERATING SEVEN SERVICE CENTERS IN THE SOUTHEAST.


                                         (7)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") PROVIDES CERTAIN "SAFE HARBOR" PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE MADE PURSUANT TO THE ACT.

RESULTS OF OPERATIONS

    THE FOLLOWING TABLE SETS FORTH FOR THE PERIODS INDICATED, CERTAIN SELECTED INCOME STATEMENT ITEMS AS A PERCENTAGE OF NET SALES.

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                           JUNE 29,    JUNE 30,
                                                            1996        1995
                                                           ------      ------
NET SALES . . . . . . . . . . . . . . . . . . . . . . .    100.0%      100.0%
COST OF SALES . . . . . . . . . . . . . . . . . . . . .     60.6        60.5
GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .     39.4        39.5
SELLING AND DISTRIBUTION EXPENSES . . . . . . . . . . .     27.1        28.3
GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . .      5.9         6.8
INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .      6.4         4.4
INTEREST EXPENSE. . . . . . . . . . . . . . . . . . . .       .8         1.0
NET INCOME. . . . . . . . . . . . . . . . . . . . . . .      3.4%        2.0%
                                                           ------      ------
                                                           ------      ------

    THE THREE MONTHS ENDED JUNE 29, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

    NET SALES WERE $32,163,000 FOR THE THREE MONTHS ENDED JUNE 29, 1996
COMPARED TO $26,523,000 FOR THE THREE MONTHS ENDED JUNE 30, 1995, AN INCREASE OF $5,640,000 OR 21.3%. THIS INCREASE WAS DUE PRIMARILY TO AN INCREASE OF $3,384,000 IN SALES OF AUTOMOTIVE BODY PARTS (INCLUDING FENDERS, HOODS, HEADLIGHTS, RADIATORS, GRILLES AND OTHER CRASH PARTS) AND AN INCREASE OF $1,594,000 IN SALES OF NEW AND RECYCLED BUMPERS WHICH INCREASES REPRESENT INCREASES OF APPROXIMATELY 31% AND 18%, RESPECTIVELY, OVER THE COMPARABLE PERIOD IN FISCAL 1995.

    THE COMPANY RECORDED AN INCREASE IN THE SALES OF PAINT AND RELATED MATERIALS OF $216,000 OR APPROXIMATELY 5% OVER THE PRIOR YEAR PERIOD. IN ADDITION, THE COMPANY SOLD APPROXIMATELY $274,000 OF REMANUFACTURED ALLOY WHEELS. THERE WERE NO SALES OF REMANUFACTURED ALLOY WHEELS DURING THE THREE MONTHS ENDED JUNE 1995.

    MANAGEMENT ATTRIBUTES THE INCREASED SALES TO THE INCREASED USE OF AFTERMARKET COLLISION REPLACEMENT PARTS, INCREASED PENETRATION OF EXISTING PRODUCT LINES AND A CARRYOVER OF THE SEVERE WINTER WEATHER EXPERIENCED IN MANY PARTS OF THE NORTHEAST AND MIDWEST UNITED STATES. MANY COLLISION REPAIR SHOPS HAD LARGE BACKLOGS OF COLLISION REPAIR JOBS THAT WERE COMPLETED DURING THE THREE MONTHS ENDED JUNE 1996.

    GROSS PROFIT INCREASED TO $12,684,000 (39.4% OF NET SALES) FOR THE THREE MONTHS ENDED JUNE 29, 1996 FROM $10,465,000 (39.5% OF NET SALES) FOR THE THREE MONTHS ENDED JUNE 30, 1995, AN INCREASE OF 21.2%, A RESULT OF THE INCREASE IN NET SALES.


                                         (8)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


    SELLING AND DISTRIBUTION EXPENSES INCREASED TO $8,727,000 (27.1% OF NET SALES) FOR THE THREE MONTHS ENDED JUNE 29, 1996 FROM $7,517,000 (28.3% OF NET SALES) FOR THE THREE MONTHS ENDED JUNE 30,1995. SELLING AND DISTRIBUTION EXPENSES AS A PERCENTAGE OF NET SALES WERE POSITIVELY AFFECTED BY OPERATING EFFICIENCIES DUE TO INCREASED SALES.

    GENERAL AND ADMINISTRATIVE EXPENSES INCREASED TO $1,889,000 (5.9% OF NET SALES) FOR THE THREE MONTHS ENDED JUNE 29, 1996 COMPARED TO $1,809,000 (6.8% OF NET SALES) FOR THE THREE MONTHS ENDED JUNE 30,1995. THE DECREASE IN GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF NET SALES IS THE RESULT OF EFFICIENCIES ACHIEVED BY ALLOCATING THE COMPANY'S FIXED EXPENSES OVER AN INCREASED REVENUE BASE.

LIQUIDITY AND CAPITAL RESOURCES

    ON JUNE 20, 1996 THE COMPANY COMPLETED AN INITIAL PUBLIC OFFERING OF 2,700,000 SHARES OF ITS COMMON STOCK. IN THE OFFERING, THE COMPANY SOLD 1,500,000 SHARES OF COMMON STOCK AND SELLING SHAREHOLDERS SOLD 1,200,000 SHARES OF COMMON STOCK AT A PRICE OF $9.00 PER SHARE. THE NET PROCEEDS TO THE COMPANY AFTER DISCOUNTS, COMMISSIONS AND EXPENSES ARE ESTIMATED TO BE $11,755,000.

    APPROXIMATELY $11,000,000 OF THE PROCEEDS WERE USED TO PAY DOWN THE COMPANY'S REVOLVING CREDIT FACILITY WITH A COMMERCIAL BANK AND APPROXIMATELY $738,000 OF THE PROCEEDS WERE USED TO RETIRE TWO OUTSTANDING MORTGAGES ON COMPANY FACILITIES LOCATED IN BETHLEHEM, PENNSYLVANIA AND LOUISVILLE, KENTUCKY.

    THE COMPANY'S PRIMARY NEED FOR FUNDS HAS BEEN TO FINANCE THE GROWTH OF INVENTORY, THE RESULT OF AN EXPANDING PRODUCT LINE, AND THE GROWTH OF ACCOUNTS RECEIVABLE, THE RESULT OF INCREASED SALES AND, TO A LESSER EXTENT, THE ACQUISITION AND OPENING OF NEW SERVICE CENTERS. AT JUNE 29, 1996, WORKING CAPITAL WAS $22,696,000 COMPARED TO $10,319,000 AT MARCH 29, 1996.
HISTORICALLY, THE COMPANY HAS FINANCED ITS WORKING CAPITAL REQUIREMENTS FROM ITS CASH FLOW FROM OPERATIONS, ADVANCES DRAWN UNDER ITS LINE OF CREDIT AND, TO A LIMITED EXTENT, INDEBTEDNESS TO CERTAIN OF THE SELLERS OF ITS ACQUIRED SERVICE CENTERS.

    SUBJECT TO THE SIZE OF THE ACQUISITIONS WHICH THE COMPANY MAY COMPLETE IN THE FUTURE, THE COMPANY BELIEVES THAT ITS CASH FLOW FROM OPERATIONS AND THE CREDIT AVAILABLE UNDER ITS LINE OF CREDIT WILL ENABLE IT TO FINANCE ITS ANTICIPATED GROWTH IN SALES FOR AT LEAST THE NEXT TWELVE MONTHS.

    THE COMPANY HAS A SECURED LINE OF CREDIT WITH A COMMERCIAL BANK PURSUANT TO WHICH THE COMPANY MAY BORROW FROM TIME TO TIME UP TO 80% OF THE NET AMOUNT OF ELIGIBLE ACCOUNTS RECEIVABLE (AS DEFINED) AND 50% OF THE VALUE OF ELIGIBLE INVENTORY (AS DEFINED), UP TO $17.0 MILLION AT ANY TIME OUTSTANDING, WITH A SUBLIMIT OF $6.0 MILLION FOR LETTERS OF CREDIT FOR THE IMPORTATION OF AUTOMOTIVE PARTS. REVOLVING CREDIT ADVANCES UP TO $17.0 MILLION BEAR INTEREST AT THE LENDER'S REFERENCE RATE (8.25% AT JUNE 29, 1996) PLUS 0.25%; PROVIDED, HOWEVER, THAT AT THE COMPANY'S OPTION UP TO $6.0 MILLION OF REVOLVING CREDIT ADVANCES, IN INCREMENTS OF $500,000, MAY BEAR INTEREST AT LIBOR (5.63% AT JUNE 29, 1996) PLUS 1.5%. BANKERS' ACCEPTANCES BEAR A COMMISSION RATE OF 1% PER ANNUM OVER THE LENDER'S DISCOUNT RATE FOR ACCEPTANCE AND MATURE 90 DAYS FROM THE DATE OF ISSUANCE. THE COMPANY CURRENTLY REQUIRES ITS SUPPLIERS TO BEAR SUCH COMMISSION. BORROWINGS ARE SECURED BY THE COMPANY'S ACCOUNTS RECEIVABLE, INVENTORY, GENERAL INTANGIBLES AND CASH DEPOSITS. THE COMPANY IS SUBJECT TO CERTAIN RESTRICTIVE CONVENANTS, INCLUDING, BUT NOT LIMITED TO, A PROHIBITION ON THE PAYMENT OF DIVIDENDS, A MINIMUM TANGIBLE NET WORTH REQUIREMENT, A MINIMUM RATIO OF NET PROFIT TO CURRENT DEBT, A MAXIMUM INVENTORY TURNOVER, A PROHIBITION ON THE SALE OF ASSETS OR MERGERS, RESTRICTIONS ON EXECUTIVE COMPENSATION AND RESTRICTIONS ON THE INCURRING OF OTHER INDEBTEDNESS. THE LINE OF CREDIT EXPIRES ON AUGUST 1, 1997.

    THE COMPANY BELIEVES THAT CONSOLIDATION AMONG DISTRIBUTORS OF AFTERMARKET COLLISION PARTS IS CREATING OPPORTUNITIES FOR THE COMPANY TO ACQUIRE AND OPEN SERVICE CENTERS IN NEW AND EXISTING MARKETS. THE COMPANY INTENDS TO EXPLORE ACQUISITION OPPORTUNITIES THAT MAY ARISE FROM TIME TO TIME. TO DATE, THE COMPANY'S ACQUISITIONS HAVE BEEN FINANCED BY CASH FLOW FROM OPERATIONS, ADVANCES DRAWN UNDER ITS CREDIT FACILITY AND INDEBTEDNESS TO CERTAIN OF THE SELLERS OF ITS ACQUIRED CENTERS. TO IMPLEMENT ITS ACQUISITION STRATEGY, THE COMPANY MAY INCUR INDEBTEDNESS OR ISSUE ADDITIONAL EQUITY OR DEBT SECURITIES TO THIRD PARTIES OR THE SELLERS OF THE ACQUIRED BUSINESSES. THERE CAN BE NO ASSURANCE THAT ADDITIONAL CAPITALS, IF AND WHEN REQUIRED, WILL BE AVAILABLE ON TERMS ACCEPTABLE TO THE COMPANY, OR AT ALL. IN ADDITION, FUTURE ISSUANCES OF EQUITY SECURITIES, IF ANY, WOULD DILUTE THE EXISTING OWNERSHIP OF ALL SHAREHOLDERS OF THE COMPANY.


                                         (9)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.



    THE COMPANY HAS A SIGNED LETTER OF INTENT TO ACQUIRE THE ASSETS OF A DISTRIBUTOR OF AFTERMARKET COLLISION PARTS CURRENTLY OPERATING SEVEN SERVICE CENTERS IN THE SOUTHEASTERN UNITED STATES. THE AGGREGATE PURCHASE PRICE IS ESTIMATED TO BE APPROXIMATELY $4,000,000, PAYABLE IN CASH AND NOTES. THE COMPANY EXPECTS THIS TRANSACTION TO BE COMPLETED IN AUGUST 1996.



    IN APRIL 1996, THE COMPANY OPENED ITS SECOND WHEEL REMANUFACTURING FACILITY IN BETHLEHEM, PENNSYLVANIA. THE COMPANY'S THIRD FACILITY, LOCATED IN ONTARIO, CALIFORNIA, OPENED IN JULY 1996 WITH ADDITIONAL FACILITIES TO BE OPENED IN CHICAGO, ILLINOIS; BOSTON, MASSACHUSETTS; AND A SITE TO BE DETERMINED DURING FISCAL 1997. THE COMPANY ANTICIPATES THE COST PER FACILITY TO BE APPROXIMATELY $250,000.

INFLATION

    THE COMPANY DOES NOT BELIEVE THAT THE RELATIVELY MODERATE RATES OF INFLATION OVER THE PAST THREE YEARS HAVE HAD A SIGNIFICANT EFFECT ON ITS NET SALES OR ITS PROFITABILITY.


                                         (10)

PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.  NONE

ITEM 2.       CHANGES IN SECURITIES.  NONE

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.   NONE

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

ITEM 5.       OTHER INFORMATION.   NONE

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              A.   EXHIBITS - NONE

              B.   REPORTS ON FORM 8-K - NONE


                                         (11)

                                      SIGNATURES



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                             KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                        BY:    /S/ ROBERT L. BLANTON
                             ------------------------------------
                             ROBERT L. BLANTON
                             VICE PRESIDENT - FINANCE
                             (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


    DATE:  AUGUST 7, 1996



                                         (12)