Form 10-Q
period 1996-09-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1996-11-07
CIK 1012393

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

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
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)


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

         YES    X            NO
              -----               -----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, AT SEPTEMBER 27, 1996 WAS 7,300,000 SHARES.

THIS FORM 10-Q CONTAINS 12  PAGES.





                                         (1)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS                                                   3
              SEPTEMBER 27, 1996 (UNAUDITED) AND MARCH 29, 1996


    STATEMENTS OF INCOME                                                  4
         THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 27, 1996
         (UNAUDITED) AND THREE MONTHS AND SIX MONTHS ENDED
         SEPTEMBER 29,1995 (UNAUDITED)

    STATEMENTS OF CASH FLOWS                                              5
         SIX MONTHS ENDED SEPTEMBER 27, 1996 (UNAUDITED)
         AND SIX MONTHS ENDED SEPTEMBER 29,1995 (UNAUDITED)

    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                             6-7



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND 8-10 RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                11

ITEM 2.  CHANGES IN SECURITIES                                            11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

ITEM 5.  OTHER INFORMATION                                                11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

SIGNATURES                                                                12





                                         (2)

                            PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                    BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        ASSETS
                                                   SEPTEMBER 27,   MARCH 29,
                                                           1996        1996
                                                           ----        ----
                                                     (UNAUDITED)      (NOTE)

CURRENT ASSETS:
  CASH . . . . . . . . . . . . . . . . . . . . . . . .  $  2,384  $  2,677
  ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $354 AT SEPTEMBER 1996
    AND $280 AT MARCH 1996 . . . . . . . . . . . . . .    10,565    10,799
  INVENTORIES, PRIMARILY FINISHED GOODS. . . . . . . .    23,046    22,226
  OTHER CURRENT ASSETS . . . . . . . . . . . . . . . .     1,489     1,328
                                                          -------  -------
     TOTAL CURRENT  ASSETS . . . . . . . . . . . . . .    37,484    37,030

PROPERTY, PLANT AND EQUIPMENT, NET:. . . . . . . . . .     5,448     4,331

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .     3,561     1,674
                                                         -------   -------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . .   $46,493   $43,035
                                                         -------   -------
                                                         -------   -------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  LINE OF CREDIT . . . . . . . . . . . . . . . . . . .   $ 6,650   $12,250
  BANKERS ACCEPTANCES AND OTHER SHORT TERM DEBT. . . .     3,011     3,520
  ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . .     4,653     8,597
  NOTE PAYABLE TO RELATED PARTY. . . . . . . . . . . .       150       150
  ACCRUED LIABILITIES. . . . . . . . . . . . . . . . .     2,282     1,794
  LONG TERM DEBT, DUE WITHIN ONE YEAR. . . . . . . . .       137       400
                                                         -------   -------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .    16,883    26,711

LONG-TERM DEBT, LESS CURRENT PORTION . . . . . . . . .        35       813
ACCRUED PENSION COST . . . . . . . . . . . . . . . . .        36        36

SHAREHOLDERS' EQUITY:
  PREFERRED STOCK, NO PAR VALUE:
      AUTHORIZED SHARES -- 3,000,000
      NONE ISSUED AND OUTSTANDING
  COMMON STOCK, NO PAR VALUE:
      AUTHORIZED SHARES - 20,000,000
      ISSUED AND OUTSTANDING SHARES -- 7,300,000 AT
      SEPTEMBER 1996 AND 5,800,000 AT MARCH 1996 AT
      STATED VALUE . . . . . . . . . . . . . . . . . .    16,054     4,299
  ADDITIONAL PAID-IN CAPITAL . . . . . . . . . . . . .       436       436
  RETAINED EARNINGS. . . . . . . . . . . . . . . . . .    13,049    10,740
                                                         -------   -------
    TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . .    29,539    15,475
                                                         -------   -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . .   $46,493   $43,035
                                                         -------   -------
                                                         -------   -------

                                SEE ACCOMPANYING NOTES

NOTE: THE BALANCE SHEET AT MARCH 29, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.
                                          (3)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                 STATEMENTS OF INCOME
                                     (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                             --------------------              ----------------
                                       SEPTEMBER 27,    SEPTEMBER 29,     SEPTEMBER 27,  SEPTEMBER 29,
                                               1996             1995              1996           1995
                                               ----             ----         ----               ----

NET SALES. . . . . . . . . . . . . . .       $ 31,373      $ 26,970         $ 63,536       $ 53,493
COST OF SALES. . . . . . . . . . . . .         18,875        16,514           38,354         32,572
                                             --------      --------         --------       --------
GROSS PROFIT . . . . . . . . . . . . .         12,498        10,456           25,182         20,921

OPERATING EXPENSES:
  SELLING AND DISTRIBUTION EXPENSES. .          8,346         7,256           17,073         14,773
  GENERAL AND ADMINISTRATIVE . . . . .          1,961         1,770            3,850          3,579
                                             --------      --------         --------       --------

OPERATING INCOME . . . . . . . . . . .          2,191         1,430            4,259          2,569
INTEREST EXPENSE . . . . . . . . . . .            143           287              411            563
                                             --------      --------         --------       --------
INCOME BEFORE INCOME TAXES . . . . . .          2,048         1,143            3,848          2,006
INCOME TAXES . . . . . . . . . . . . .            819           457            1,539            802
                                             --------      --------         --------       --------
NET INCOME . . . . . . . . . . . . . .        $ 1,229         $ 686          $ 2,309        $ 1,204
                                             --------      --------         --------       --------
                                             --------      --------         --------       --------
NET INCOME PER SHARE . . . . . . . . .        $  0.17      $   0.12          $  0.35        $  0.21
                                             --------      --------         --------       --------
                                             --------      --------         --------       --------
WEIGHTED AVERAGES SHARES OUTSTANDING .      7,300,000     5,800,000        6,616,000      5,800,000
                                             --------      --------         --------       --------
                                             --------      --------         --------       --------



                                SEE ACCOMPANYING NOTES







                                          (4)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)



                                                            SIX MONTHS ENDED
                                                            ----------------
                                                       SEPTEMBER    SEPTEMBER
                                                        27, 1996     29, 1995
                                                        --------     --------


OPERATING ACTIVITIES
NET INCOME . . . . . . . . . . . . . . . . . . . . . .     $ 2,309     $ 1,204
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN
  OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION. . . . . . . . . . . . .         471         440
DEFERRED TAXES . . . . . . . . . . . . . . . . . . . .        (120)       --
PROVISION FOR LOSSES ON UNCOLLECTIBLE ACCOUNTS . . . .          96          59
PROVISION FOR LOSSES ON INVENTORY. . . . . . . . . . .         440         285
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  ACCOUNTS RECEIVABLE. . . . . . . . . . . . . . . . .         894        (423)
  INVENTORIES. . . . . . . . . . . . . . . . . . . . .         764      (2,442)
  PREPAID EXPENSES, OTHER RECEIVABLES AND OTHER
   ASSETS. . . . . . . . . . . . . . . . . . . . . . .        (304)        539
  ACCOUNTS PAYABLE . . . . . . . . . . . . . . . . . .      (3,944)     (1,571)
  ACCRUED SALARIES, AND OTHER ACCRUED LIABILITIES. . .         488        (685)
                                                          --------    --------
 NET CASH USED IN OPERATING ACTIVITIES . . . . . . . .       1,094      (2,594)

INVESTING ACTIVITIES
PURCHASES OF PROPERTY, PLANT AND EQUIPMENT . . . . . .      (1,167)       (343)
CASH PAID FOR ACQUISITIONS . . . . . . . . . . . . . .      (4,825)        --
                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . .      (5,992)       (343)

FINANCING ACTIVITIES
PAYMENTS UNDER BANK CREDIT FACILITY. . . . . . . . . .      (5,600)         --
BANKERS ACCEPTANCES AND OTHER SHORT-TERM DEBT, NET . .        (509)      1,387
PAYMENTS ON NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
 AND OTHER RELATED PARTIES . . . . . . . . . . . . . .          --        (344)
PRINCIPAL PAYMENTS ON LONG-TERM DEBT . . . . . . . . .      (1,041)       (366)
NET PROCEEDS OF INITIAL PUBLIC OFFERING. . . . . . . .      11,755          --
                                                          --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . .       4,605         677

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .        (293)     (2,260)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . .       2,677       3,916
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . .     $2,384       $1,656
                                                          --------    --------

SUPPLEMENTAL DISCLOSURES
  INTEREST PAID DURING THE PERIOD. . . . . . . . . . .      $  338      $  550
  INCOME TAXES PAID DURING THE PERIOD. . . . . . . . .      $1,158      $  642


                                SEE ACCOMPANYING NOTES





                                         (5)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                  SEPTEMBER 27, 1996


1.  BASIS OF PRESENTATION

    THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS OF FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS, CONSISTING ONLY OF NORMAL RECURRING ACCRUALS, CONSIDERED NECESSARY FOR FAIR PRESENTATION, WITH RESPECT TO THE INTERIM FINANCIAL STATEMENTS HAVE BEEN INCLUDED. THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE FULL YEAR ENDED MARCH 28, 1997. FOR FURTHER INFORMATION, REFER TO THE FINANCIAL STATEMENTS AND FOOTNOTES THERETO FOR THE YEAR ENDED MARCH 29, 1996, INCLUDED IN THE KEYSTONE AUTOMOTIVE INDUSTRIES, INC. REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-3994) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 18, 1996 AND DECLARED EFFECTIVE ON JUNE 20, 1996.

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

    ON JUNE 20, 1996, THE COMPANY COMPLETED ITS INITIAL PUBLIC OFFERING OF 3,105,000 SHARES OF COMMON STOCK AT $9.00 PER SHARE; 1,500,000 SHARES WERE SOLD BY THE COMPANY AND 1,605,000 SHARES WERE SOLD BY SELLING SHAREHOLDERS. THE EXPENSES OF THE OFFERING INCLUDING UNDERWRITER'S DISCOUNTS AND COMMISSIONS, LEGAL, AUDITING, PRINTING AND OTHER COSTS ARE ESTIMATED TO BE $1,745,000 AS OF SEPTEMBER 27,1996. BASED ON THESE ESTIMATES, THE NET PROCEEDS TO THE COMPANY ARE $11,755,000. ACTUAL RESULTS COULD DIFFER FROM THESE ESTIMATES.

    ON JUNE 20, 1996, THE COMPANY GRANTED INCENTIVE STOCK OPTIONS TO PURCHASE
AN AGGREGATE OF 200,000 SHARES OF THE COMPANY'S COMMON STOCK AT AN EXERCISE PRICE OF $9.00 PER SHARE TO CERTAIN EMPLOYEES OF THE COMPANY. THE OPTIONS BECOME EXERCISABLE ON A CUMULATIVE BASIS AT A RATE OF 25% PER YEAR, COMMENCING ONE YEAR FROM THE DATE OF GRANT AND EXPIRE TEN YEARS FROM THE DATE OF GRANT. IN ADDITION, THE COMPANY GRANTED NON-QUALIFIED STOCK OPTIONS TO PURCHASE AN AGGREGATE OF 20,000 SHARES OF COMMON STOCK TO TWO NON-EMPLOYEE DIRECTORS OF THE COMPANY. THE OPTIONS VEST IMMEDIATELY AT AN EXERCISE PRICE OF $9.00 PER SHARE AND EXPIRE FIVE YEARS FROM THE DATE OF GRANT.

3.  EARNINGS PER SHARE

    EARNINGS PER SHARE ARE COMPUTED USING THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS ATTRIBUTABLE TO STOCK OPTIONS. COMMON STOCK EQUIVALENTS WERE CALCULATED USING THE TREASURY STOCK METHOD.

4.  INCOME TAXES

    INCOME TAX PROVISIONS FOR INTERIM PERIODS ARE BASED ON ESTIMATED EFFECTIVE ANNUAL INCOME TAX RATES.




                                         (6)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)

5.  NEW ACCOUNTING STANDARDS

    IN MARCH 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, WHICH REQUIRES IMPAIRMENT LOSSES TO BE RECORDED ON LONG-LIVED ASSETS USED IN OPERATIONS WHEN INDICATORS OF IMPAIRMENT ARE PRESENT AND THE UNDISCOUNTED CASH FLOWS ESTIMATED TO BE GENERATED BY THOSE ASSETS ARE LESS THAN THE ASSETS' CARRYING AMOUNT. STATEMENT 121 ALSO ADDRESSES THE ACCOUNTING FOR LONG-LIVED ASSETS THAT ARE EXPECTED TO BE DISPOSED OF. THE COMPANY ADOPTED STATEMENT 121 IN 1997 AND, BASED ON CURRENT CIRCUMSTANCES, DOES NOT BELIEVE THE EFFECT OF ADOPTION WILL BE MATERIAL.

    IN OCTOBER 1995, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (FAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. THE COMPANY ELECTED TO CONTINUE TO MEASURE COMPENSATION COST FOR ITS EMPLOYEE STOCK COMPENSATION PLANS USING THE INTRINSIC VALUE-BASED METHOD OF ACCOUNTING PRESCRIBED BY ACCOUNTING PRINCIPLES BOARD OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. PRO FORMA DISCLOSURE OF NET EARNINGS AND NET EARNINGS PER SHARE WILL REFLECT THE DIFFERENCE BETWEEN COMPENSATION COST INCLUDED IN NET EARNINGS AND THE RELATED COST MEASURED BY THE FAIR-VALUE BASED METHOD DEFINED IN FAS 123, INCLUDING TAX EFFECTS, THAT WOULD HAVE BEEN RECOGNIZED IN THE CONSOLIDATED STATEMENT OF EARNINGS IF THE FAIR VALUE-BASED METHOD HAD BEEN USED.

6.  ACQUISITIONS

    THE COMPANY COMPLETED THREE ACQUISITIONS OF DISTRIBUTORS OF AFTERMARKET COLLISION REPLACEMENT PARTS DURING THE PERIOD. THE AGGREGATE PURCHASE PRICE OF THE ACQUISITIONS WAS APPROXIMATELY $4,800,000 AND THEY WERE ACCOUNTED FOR USING THE PURCHASE ACCOUNTING METHOD.

7.  SUBSEQUENT EVENT

    ON OCTOBER 31, 1996, THE COMPANY COMPLETED THE ACQUISITION OF STOCKTON PLATING CO. STOCKTON PLATING IS ENGAGED IN THE DISTRIBUTION OF NEW AND RECYCLED BUMPERS IN NORTHERN AND CENTRAL CALIFORNIA WITH HISTORICAL REVENUES OF APPROXIMATELY $5,000,000.







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

GENERAL

    ON AUGUST 27, 1996, THE COMPANY COMPLETED THE ACQUISITION OF FIVE SERVICE CENTERS LOCATED IN MOBILE, MONTGOMERY, BIRMINGHAM, DOTHAN AND HUNTSVILLE, ALABAMA, BRINGING TO 46 THE NUMBER OF SERVICE CENTERS THE COMPANY OPERATES NATIONWIDE. FOR THE PERIOD ENDED ON SEPTEMBER 27, 1996, THESE SERVICE CENTERS CONTRIBUTED REVENUES OF APPROXIMATELY $941,000.

    ON SEPTEMBER 16, 1996, THE COMPANY ACQUIRED THE ASSETS OF AUGUSTA BUMPER AND GLASS (AUGUSTA) LOCATED IN AUGUSTA, GEORGIA. AUGUSTA HAD HISTORICAL ANNUAL REVENUES OF APPROXIMATELY $1,800,000 AND WILL BE OPERATED AS A DEPOT OF THE COMPANY'S ATLANTA SERVICE CENTER.

    ON SEPTEMBER 23, 1996, THE COMPANY ACQUIRED THE ASSETS RELATED TO THE AFTERMARKET COLLISION REPLACEMENT PARTS BUSINESS OF GLENN AUTOMOTIVE (GLENN.) GLENN HAD HISTORICAL ANNUAL REVENUES OF APPROXIMATELY $1,800,000 AND OPERATED TWO LOCATIONS, ATLANTA, GEORGIA AND CHATTANOOGA, TENNESSEE. THE OPERATIONS OF GLENN HAVE BEEN MERGED INTO THE COMPANY'S EXISTING SERVICE CENTERS IN ATLANTA AND CHATTANOOGA.

    DUE TO THE INTEGRATION OF THE AUGUSTA AND GLENN OPERATIONS INTO EXISTING KEYSTONE SERVICE CENTERS, THE COMPANY IS UNABLE TO DETERMINE THE AMOUNT OF REVENUES OR INCOME THESE OPERATIONS HAVE CONTRIBUTED FOR THE PERIOD.

RESULTS OF OPERATIONS

    THE FOLLOWING TABLE SETS FORTH FOR THE PERIODS INDICATED, CERTAIN SELECTED INCOME STATEMENT ITEMS AS A PERCENTAGE OF NET SALES.



                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  ------------------           ----------------
                                         SEPTEMBER 27,     SEPTEMBER 29,  SEPTEMBER 27,  SEPTEMBER 29,
                                                 1996              1995           1996           1995
                                                 ----             ----         ----           ----
NET SALES. . . . . . . . . . . . . . . .        100.0%        100.0%        100.0%        100.0%
COST OF SALES. . . . . . . . . . . . . .         60.2          61.2          60.4          60.9
GROSS PROFIT . . . . . . . . . . . . .           39.8          38.8          39.6          39.1
SELLING AND DISTRIBUTION EXPENSES. . . .         26.6          26.9          26.9          27.6
GENERAL AND ADMINISTRATIVE EXPENSES. . .          6.3           6.6           6.1           6.7
INCOME FROM OPERATIONS . . . . . . . .            6.9           5.3           6.7           4.8
INTEREST EXPENSE . . . . . . . . . . .            0.1           0.8           0.1           0.2
NET INCOME . . . . . . . . . . . . . .            3.9%          2.5%          3.6%          2.2%
                                                 ----          ----          ----          ----
                                                 ----          ----          ----          ----




                                         (8)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


    NET SALES WERE $31,373,000 FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO $26,970,000 FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1995, AN INCREASE OF $4,403,000 OR 16%. THIS INCREASE WAS DUE PRIMARILY TO AN INCREASE OF $2,246,000 IN SALES OF AUTOMOTIVE BODY PARTS (INCLUDING FENDERS, HOODS, HEADLIGHTS, RADIATORS, GRILLES AND OTHER CRASH PARTS), AN INCREASE OF $929,000 IN SALES OF NEW AND RECYCLED BUMPERS AND AN INCREASE OF $552,000 IN THE SALE OF PAINT AND RELATED MATERIALS WHICH INCREASES REPRESENT INCREASES OF APPROXIMATELY 20%, 10% AND 13%, RESPECTIVELY, OVER THE COMPARABLE PERIOD IN FISCAL 1995. IN ADDITION, THE COMPANY SOLD APPROXIMATELY $511,000 OF REMANUFACTURED ALLOY WHEELS IN THE SECOND QUARTER OF FISCAL 1997. THERE WERE NO SALES OF REMANUFACTURED ALLOY WHEELS DURING THE PRIOR YEAR PERIOD.

    FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996, NET SALES WERE $63,536,000 COMPARED TO $53,493,000 FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 29, 1995, AN INCREASE OF $10,043,000 OR APPROXIMATELY 19%. THE COMPANY RECORDED SALES GAINS OF $5,630,000 IN AUTOMOTIVE BODY PARTS, $2,523,000 IN NEW AND RECYCLED BUMPERS, $769,000 IN PAINT AND RELATED MATERIALS AND $785,000 IN THE SALE OF REMANUFACTURED ALLOY WHEELS. THESE SALES GAINS REPRESENT INCREASES OF 25%, 14% AND 9% FOR AUTOMOTIVE BODY PARTS, BUMPERS AND PAINT RESPECTIVELY.
THERE WERE NO SALES OF REMANUFACTURED ALLOY WHEELS IN THE PRIOR YEAR PERIOD.

    MANAGEMENT ATTRIBUTES THE INCREASED SALES TO THE INCREASED USE OF AFTERMARKET COLLISION REPLACEMENT PARTS, INCREASED PENETRATION OF EXISTING PRODUCT LINES AND FOR THE YEAR TO DATE SALES RESULTS, THE CARRYOVER OF THE SEVERE WINTER WEATHER EXPERIENCED IN MANY PARTS OF THE NORTHEAST AND MIDWEST UNITED STATES.

    GROSS PROFIT INCREASED TO $12,498,000 (39.8% OF NET SALES) FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 FROM $10,456,000 (38.8% OF NET SALES) FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1995, AN INCREASE OF 20%, PRIMARILY AS A RESULT OF THE INCREASE IN NET SALES.

    FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996, GROSS PROFIT INCREASED
TO $25,182,000 (39.6% OF NET SALES) COMPARED TO $20,921,000 (39.1% OF NET SALES)
FOR THE SIX MONTHS ENDED SEPTEMBER 29, 1995, PRIMARILY AS A RESULT OF THE INCREASE IN NET SALES.

    THE COMPANY'S TARGET GROSS PROFIT MARGIN HAS, AND IS EXPECTED TO CONTINUE TO FLUCTUATE DEPENDING ON A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO, PRODUCT MIX, ACQUISITIONS, COMPETITION AND NEW PRODUCT INTRODUCTIONS.

    SELLING AND DISTRIBUTION EXPENSES INCREASED TO $8,346,000 (26.6% OF NET SALES) FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 FROM $7,256,000 (26.9% OF NET SALES) FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1995, AN INCREASE OF 15%.

    FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996, SELLING AND DISTRIBUTION EXPENSES INCREASED TO $17,073,000 (26.9% OF NET SALES) COMPARED TO $14,773,000 (27.6% OF NET SALES FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 29, 1995, AN INCREASE OF 15.6%.

    GENERAL AND ADMINISTRATIVE EXPENSES INCREASED TO $1,961,000 (6.3% OF NET SALES) FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1996 FROM $1,770,000 (6.6% OF NET SALES) FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1995, AN INCREASE OF 10.8%.

    FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 27, 1996, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED TO $3,850,000 (6.1% OF NET SALES) COMPARED TO $3,579,000 (6.7% OF NET SALES) FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 29, 1995, AN INCREASE OF 7.6%.

    THE COMPANY'S IMPROVEMENT IN SELLING AND DISTRIBUTION AND GENERAL AND ADMINISTRATIVE EXPENSES, AS A PERCENTAGE OF SALES, IS GENERALLY THE RESULT OF CERTAIN FIXED COSTS BEING ABSORBED OVER A LARGER REVENUE BASE.


LIQUIDITY AND CAPITAL RESOURCES

    ON JUNE 20, 1996 THE COMPANY COMPLETED AN INITIAL PUBLIC OFFERING OF 3,105,000 SHARES OF ITS COMMON STOCK. IN THE OFFERING, THE COMPANY SOLD 1,500,000 SHARES OF COMMON STOCK AND SELLING SHAREHOLDERS SOLD 1,605,000 SHARES OF COMMON STOCK AT A PRICE OF $9.00 PER SHARE. THE NET PROCEEDS TO THE COMPANY AFTER DISCOUNTS, COMMISSIONS AND EXPENSES ARE ESTIMATED TO BE $11,755,000.

                                         (9)

                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


    APPROXIMATELY $11,000,000 OF THE PROCEEDS WERE USED TO PAY DOWN THE COMPANY'S REVOLVING CREDIT FACILITY WITH A COMMERCIAL BANK AND APPROXIMATELY $738,000 OF THE PROCEEDS WERE USED TO RETIRE TWO OUTSTANDING MORTGAGES ON COMPANY FACILITIES LOCATED IN BETHLEHEM, PENNSYLVANIA AND LOUISVILLE, KENTUCKY.

    THE COMPANY'S PRIMARY NEED FOR FUNDS HAS BEEN TO FINANCE THE GROWTH OF INVENTORY, THE RESULT OF AN EXPANDING PRODUCT LINE, AND THE GROWTH OF ACCOUNTS RECEIVABLE, THE RESULT OF INCREASED SALES AND, TO A LESSER EXTENT, THE ACQUISITION AND OPENING OF NEW SERVICE CENTERS. AT SEPTEMBER 27, 1996, WORKING CAPITAL WAS $20,601,000 COMPARED TO $10,319,000 AT MARCH 29, 1996.
HISTORICALLY, THE COMPANY HAS FINANCED ITS WORKING CAPITAL REQUIREMENTS FROM ITS CASH FLOW FROM OPERATIONS, ADVANCES DRAWN UNDER ITS LINE OF CREDIT AND, TO A LIMITED EXTENT, INDEBTEDNESS TO CERTAIN OF THE SELLERS OF ITS ACQUIRED SERVICE CENTERS.

    SUBJECT TO THE SIZE OF THE ACQUISITIONS WHICH THE COMPANY MAY COMPLETE IN THE FUTURE, THE COMPANY BELIEVES THAT ITS CASH FLOW FROM OPERATIONS AND THE CREDIT AVAILABLE UNDER ITS LINE OF CREDIT WILL ENABLE IT TO FINANCE ITS ANTICIPATED GROWTH IN SALES FOR AT LEAST THE NEXT TWELVE MONTHS.

    THE COMPANY HAS A SECURED LINE OF CREDIT WITH A COMMERCIAL BANK PURSUANT TO WHICH THE COMPANY MAY BORROW FROM TIME TO TIME UP TO 80% OF THE NET AMOUNT OF ELIGIBLE ACCOUNTS RECEIVABLE (AS DEFINED) AND 50% OF THE VALUE OF ELIGIBLE INVENTORY (AS DEFINED), UP TO $17.0 MILLION AT ANY TIME OUTSTANDING, WITH A SUBLIMIT OF $6.0 MILLION FOR LETTERS OF CREDIT FOR THE IMPORTATION OF AUTOMOTIVE PARTS. REVOLVING CREDIT ADVANCES UP TO $17.0 MILLION BEAR INTEREST AT THE LENDER'S REFERENCE RATE (8.25% AT SEPTEMBER 27,1996) PLUS 0.25%; PROVIDED, HOWEVER, THAT AT THE COMPANY'S OPTION UP TO $6.0 MILLION OF REVOLVING CREDIT ADVANCES, IN INCREMENTS OF $500,000, MAY BEAR INTEREST AT LIBOR (5.63% AT SEPTEMBER 27,1996) PLUS 1.5%. BANKERS' ACCEPTANCES BEAR A COMMISSION RATE OF 1% PER ANNUM OVER THE LENDER'S DISCOUNT RATE FOR ACCEPTANCE AND MATURE 90 DAYS FROM THE DATE OF ISSUANCE. THE COMPANY CURRENTLY REQUIRES ITS SUPPLIERS TO BEAR SUCH COMMISSIONS. BORROWINGS ARE SECURED BY THE COMPANY'S ACCOUNTS RECEIVABLE, INVENTORY, GENERAL INTANGIBLES AND CASH DEPOSITS. THE COMPANY IS SUBJECT TO CERTAIN RESTRICTIVE CONVENANTS, INCLUDING, BUT NOT LIMITED TO, A PROHIBITION ON THE PAYMENT OF DIVIDENDS, A MINIMUM TANGIBLE NET WORTH REQUIREMENT, A MINIMUM RATIO OF NET PROFIT TO CURRENT DEBT, A MAXIMUM INVENTORY TURNOVER, A PROHIBITION ON THE SALE OF ASSETS OR MERGERS, RESTRICTIONS ON EXECUTIVE COMPENSATION AND RESTRICTIONS ON THE INCURRING OF OTHER INDEBTEDNESS. THE LINE OF CREDIT EXPIRES ON AUGUST 1, 1997.

    THE COMPANY BELIEVES THAT CONSOLIDATION AMONG DISTRIBUTORS OF AFTERMARKET COLLISION PARTS IS CREATING OPPORTUNITIES FOR THE COMPANY TO ACQUIRE AND OPEN SERVICE CENTERS IN NEW AND EXISTING MARKETS. THE COMPANY INTENDS TO EXPLORE ACQUISITION OPPORTUNITIES THAT MAY ARISE FROM TIME TO TIME. TO DATE, THE COMPANY'S ACQUISITIONS HAVE BEEN FINANCED BY CASH FLOW FROM OPERATIONS, ADVANCES DRAWN UNDER ITS CREDIT FACILITY AND INDEBTEDNESS TO CERTAIN OF THE SELLERS OF ITS ACQUIRED CENTERS. TO IMPLEMENT ITS ACQUISITION STRATEGY, THE COMPANY MAY INCUR INDEBTEDNESS OR ISSUE ADDITIONAL EQUITY OR DEBT SECURITIES TO THIRD PARTIES OR THE SELLERS OF THE ACQUIRED BUSINESSES. THERE CAN BE NO ASSURANCE THAT ADDITIONAL CAPITALS, IF AND WHEN REQUIRED, WILL BE AVAILABLE ON TERMS ACCEPTABLE TO THE COMPANY, OR AT ALL. IN ADDITION, FUTURE ISSUANCE OF EQUITY SECURITIES, IF ANY, WOULD DILUTE THE EXISTING OWNERSHIP OF ALL SHAREHOLDERS OF THE COMPANY.

    THE THREE ACQUISITIONS COMPLETED DURING THE QUARTER ENDED SEPTEMBER 27, 1996 WERE CASH TRANSACTIONS TOTALING APPROXIMATELY $4,800,000.

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



                             KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                        BY:    /S/ ROBERT L. BLANTON
                               -----------------------------------------
                               ROBERT L. BLANTON
                               VICE PRESIDENT - FINANCE
                             (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

    DATE:  NOVEMBER 4, 1996









                                         (12)