Form 10-Q
period 1996-12-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1997-02-10
CIK 1012393

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 27, 1996

                                       Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
            For the Transition period from            to
                                           ----------    ----------

                         Commission File Number 0-28568








                         KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)





         California                                         95-2920557
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)






                  700 East Bonita Avenue, Pomona, CA     91767
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

The number of shares outstanding of the registrant's Common Stock, no par value, at December 27, 1996 was 7,300,000 shares.



This Form 10-Q contains 14 pages.
                        --

                                      (1)

                    KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


                                     INDEX



PART I.  FINANCIAL INFORMATION                                     Page Number



Item 1.  Financial Statements


    Balance Sheets                                                       3
         December 27, 1996 (unaudited) and March 29, 1996

    Statements of Income                                                 4
         Three months and nine months ended December 27, 1996
         (unaudited) and three months and nine months ended
         December 29, 1995 (unaudited)

    Statements of Cash Flows                                             5
         Nine months ended December 27, 1996 (unaudited) and nine months ended December 29, 1995 (unaudited)

    Notes to Financial Statements (unaudited)                           6-7



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-11



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 2.  Changes in Securities                                          12



Item 3.  Defaults Upon Senior Securities                                12

Item 4.  Submission of Matters to a Vote of Security Holders            12

Item 5.  Other Information                                              12

Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                              13

Index to exhibits                                                       14
                                      (2)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.



                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                 DECEMBER 27,        MARCH 29,
                                                     1996               1996
                                                     ----               ----
                                                  (UNAUDITED)          (NOTE)
Current assets:
  Cash..........................................     $  3,267        $  2,677
  Accounts receivable, less allowance for
   doubtful accounts of $349 at December 1996
   and $280 at March 1996.......................       11,753          10,799
  Inventories, primarily finished goods.........       26,357          22,226
  Other current assets..........................        1,625           1,328
                                                     --------        --------
        Total current assets....................       43,002          37,030


Property, plant and equipment, net..............        6,565           4,331

Other assets....................................        3,961           1,674
                                                     --------        --------
        Total assets............................     $ 53,528        $ 43,035
                                                     --------        --------
                                                     --------        --------


                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Line of credit................................     $  6,750        $ 12,250
  Bankers acceptances and other short term debt.        6,057           3,520
  Accounts payable..............................        7,360           8,597
  Note payable to related party.................          150             150
  Accrued liabilities...........................        1,934           1,794
  Long term debt, due within one year...........          135             400
                                                     --------        --------
        Total current liabilities...............       22,386          26,711

Long-term debt, less current portion............          428             813
Accrued pension cost............................           36              36

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares -- 3,000,000
    None issued and outstanding
  Common stock, no par value:
    Authorized shares - 20,000,000
      Issued and outstanding shares --
       7,300,000 at December 1996 and
       5,800,000 at March 1996 at stated value..       15,921           4,299
  Additional paid-in capital....................          436             436
  Retained earnings.............................       14,321          10,740
                                                     --------        --------
       Total shareholders' equity...............       30,678          15,475
                                                     --------        --------
       Total liabilities and shareholders'
        equity..................................     $ 53,528        $ 43,035
                                                     --------        --------
                                                     --------        --------

                                See accompanying notes

NOTE: The balance sheet at March 29, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                      (3)

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                              STATEMENTS OF INCOME
                                  (unaudited)
               (In thousands, except per share and share amounts)

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                           ------------------              -----------------
                                       DECEMBER 27,   DECEMBER 29,   DECEMBER 27,   DECEMBER 29,
                                           1996           1995           1996           1995
                                           ----           ----           ----           ----
Net sales............................    $  35,431      $  28,695      $  98,967      $  82,188
Cost of sales........................       20,924         17,438         59,278         50,010
                                         ---------      ---------      ---------      ---------
Gross profit.........................       14,507         11,257         39,689         32,178

Operating expenses:
  Selling and distribution expenses..        9,468          7,616         26,542         22,389
  General and administrative.........        2,384          2,028          6,233          5,608
  Merger expenses....................          286             --            286             --
                                         ---------      ---------      ---------      ---------

Operating income.....................        2,369          1,613          6,628          4,181
Interest expense.....................          150            297            561            860
                                         ---------      ---------      ---------      ---------
Income before income taxes...........        2,219          1,316          6,067           3321
Income taxes.........................          947            524          2,486          1,326
                                         ---------      ---------      ---------      ---------
Net income...........................    $   1,272      $     792      $   3,581      $   1,995
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
Net Income per share.................    $    0.17      $    0.14      $    0.53      $    0.34
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
Weighted averages shares
 outstanding.........................    7,300,000      5,800,000      6,789,000      5,800,000
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

                             See accompanying notes

                                      (4)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                           STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                (In thousands)

                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                      DECEMBER 27,     DECEMBER 29,
                                                                          1996             1995
                                                                          ----             ----
OPERATING ACTIVITIES
Net income..........................................................    $  3,581         $  1,995
Adjustments to reconcile net income to net cash used in
 operating activities:
Depreciation and amortization.......................................         824              650
Deferred taxes......................................................        (120)            --
Provision for losses on uncollectible accounts......................          91              108
Provision for losses on inventory...................................         561              481
Changes in operating assets and liabilities:
  Accounts receivable...............................................        (289)          (1,416)
  Inventories.......................................................      (2,518)          (3,654)
  Prepaid expenses, other receivables and other assets..............          36              505
  Accounts payable..................................................      (1,237)            (627)
  Accrued salaries, and other accrued liabilities...................         141             (379)
                                                                        --------         --------
    Net cash provided by (used in) operating activities.............       1,070           (2,337)

INVESTING ACTIVITIES
Purchases of property, plant and equipment..........................      (2,564)            (703)
Cash paid for acquisitions..........................................      (5,424)            (139)
                                                                        --------         --------
    Net cash used in investing activities...........................      (7,988)            (842)

FINANCING ACTIVITIES
(Payments) borrowings under bank credit facility....................      (5,500)           1,200
Bankers acceptances and other short-term debt, net..................       2,536            2,371

Payments on notes payable to officers, shareholders and other
 related parties....................................................        --               (344)
Principal payments on long-term debt................................      (1,150)            (546)
Net proceeds of initial public offering.............................      11,622             --
                                                                        --------         --------
    Net cash provided by financing activities.......................       7,508            2,681

Net increase (decrease) in cash.....................................         590             (498)

Cash at beginning of period.........................................       2,677            3,916
Cash at end of period...............................................    $  3,267         $  3,418
                                                                        --------         --------

Supplemental disclosures
  Interest paid during the period...................................    $    485         $    832
  Income taxes paid during the period...............................    $  2,597         $    761

                            See accompanying notes

                                      (5)

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               DECEMBER 27, 1996


1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the nine month period ended December 27, 1996 are not necessarily indicative of the results that may be expected for the full year ended March 28, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended March 29, 1996, included in the Keystone Automotive Industries, Inc. Registration Statement on Form S-1 (File No. 333-3994) filed with the Securities and Exchange Commission on April 18, 1996 and declared effective on June 20, 1996.

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

    On June 20, 1996, the Company completed its initial public offering of 3,105,000 shares of Common Stock at $9.00 per share; 1,500,000 shares were sold by the Company and 1,605,000 shares were sold by selling shareholders. The expenses of the offering including underwriter's discounts and commissions, legal, auditing, printing and other costs were $1,848,000 resulting in net proceeds to the Company of $11,622,000.


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

6.  ACQUISITIONS

    The Company completed four acquisitions of distributors of aftermarket collision replacement parts during the period. The aggregate purchase price of the acquisitions was approximately $5,925,000 and they were accounted for using the purchase accounting method.

7.  MERGER

    On December 19, 1996, the Company signed a definitive merger agreement with North Star Plating Company (North Star). The Company will issue 2,450,000 shares of its common stock in exchange for all of the outstanding common stock of North Star. The transaction will be accounted for as a pooling of interests and is subject to regulatory approval and the approval of both company's shareholders. The Company expects the transaction to be completed by March 1997.

    North Star distributes aftermarket collision replacement parts, paint and paint supplies through twenty service centers located in Minnesota, Iowa, Wisconsin, Missouri, Illinois and North and South Carolina. North Star also operates a chrome bumper plating facility in Brainerd, Minnesota.

    The following unaudited proforma data summarizes the combined results of the Company and North Star as though the merger had occurred at the beginning of the nine month period.

                                  Unaudited
                                  Proforma
                              (In thousands, except
                                per share amount)
                               --------------------

    Net sales                     139,632
    Net income                      4,908
    Earnings per share                .53

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

GENERAL


    On December 19, 1996, the Company signed a definitive merger agreement with North Star Plating Company (North Star). The Company will issue 2,450,000 shares of its common stock in exchange for all of the outstanding common stock of North Star. The transaction will be accounted for as a pooling of interests and is subject to regulatory approval and the approval of both company's shareholders. The Company expects the transaction to be completed by March 1997.

    North Star distributes aftermarket collision replacement parts, paint and paint supplies through twenty service centers located in Minnesota, Iowa, Wisconsin, Missouri, Illinois and North and South Carolina. North Star also operates a chrome bumper plating facility in Brainerd, Minnesota.

    On August 27, 1996, the Company completed the acquisition of five service centers located in Mobile, Montgomery, Birmingham, Dothan and Huntsville, Alabama, bringing to 46 the number of service centers the Company operates nationwide. For the period ended on December 27, 1996, these service centers contributed revenues of approximately $2,700,000.

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

    On October 31, 1996, the Company acquired the assets related to the new and recycled bumper business of Stockton Plating Company (Stockton) located in Stockton, California. Stockton had historical annual revenues of approximately $5,000,000 and will be operated as the Company's 47th service center. For the period ended on December 27, 1996, the Stockton service center had sales of $865,000.

                                      (8)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ------------------             -----------------
                                       DECEMBER 27,   DECEMBER 29,   DECEMBER 27,   DECEMBER 29,
                                               1996           1995           1996          1995
                                               ----           ----           ----          ----
Net sales                                   100.0%         100.0%         100.0%        100.0%
Cost of sales                                59.1           60.8           59.9          60.8
Gross profit                                 40.9           39.2           40.1          39.2
Selling and distribution expenses            26.7           26.5           26.8          27.2
General and administrative expenses           6.7            7.0            6.3           6.8
Merger costs                                  0.8            0.0            0.3           0.0
Income from operations                        6.7            5.7            6.7           5.1
Interest expense                              0.4            1.0            0.6           1.0
Net Income                                    3.6%           2.9%           3.6%          2.5%
                                            -----          -----          -----         -----
                                            -----          -----          -----         -----

    Net sales were $35,431,000 for the three months ended December 27, 1996 compared to $28,695,000 for the three months ended December 29, 1995, an increase of $6,736,000 or 23%. This increase was due primarily to an increase of $2,828,000 in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $2,042,000 in sales of new and recycled bumpers and an increase of $765,000 in the sale of paint and related materials which increases represent increases of approximately 22%, 20% and 20%, respectively, over the comparable period in fiscal 1995. In addition, the Company sold approximately $828,000 of remanufactured alloy wheels in the third quarter of fiscal 1997 compared to $104,000 in the prior year period, an increase of 696%.

    For the nine month period ended December 27, 1996, net sales were $98,967,000 compared to $82,187,000 for the nine month period ended December 29, 1995, an increase of $16,779,000 or approximately 20%. The Company recorded sales gains of $8,458,000 in automotive body parts, $4,565,000 in new and recycled bumpers, $1,533,000 in paint and related materials and $1,509,000 in the sale of remanufactured alloy wheels. These sales gains represent increases of 24%, 16%, 12% and 1444% for automotive body parts, bumpers, paint and alloy wheels, respectively. The sales increases for the three and nine month period reflect increases in the number of units sold.

    Management attributes the increased sales to the increased use of aftermarket collision replacement parts, increased penetration of existing product lines and for the year to date sales results, the carryover of the severe winter weather experienced in many parts of the northeast and midwest United States.

    Gross profit increased to $14,507,000 (40.9% of net sales) for the three months ended December 27, 1996 from $11,257,000 (39.2% of net sales) for the three months ended December 29, 1995, an increase of 29%, primarily as a result of the increase in net sales.

    For the nine month period ended December 27, 1996, gross profit increased to $39,689,000 (40.1% of net sales) compared to $32,178,000 (39.2% of net sales)
for the nine months ended December 29, 1995, primarily as a result of the increase in net sales.


    The Company's gross profit margin has, and is expected to continue to fluctuate depending on a number of factors, including but not limited to, product mix, acquisitions, competition and new product introductions.

    Selling and distribution expenses increased to $9,468,000 (26.7% of net sales) for the three months ended December 27, 1996 from $7,616,000 (26.5% of net sales) for the three months ended December 29, 1995, an increase of 24%.

                                      (9)

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

    For the nine month period ended December 27, 1996, selling and distribution expenses increased to $26,542,000 (26.8% of net sales) compared to $22,389,000 (27.2% of net sales) for the nine month period ended December 29, 1995, an increase of 19%.

    General and administrative expenses increased to $2,384,000 (6.7% of net sales) for the three months ended December 27, 1996 from $1,993,000 (7.0% of net sales) for the three months ended December 29, 1995, an increase of 20%.

    For the nine month period ended December 27, 1996, general and administrative expenses increased to $6,233,000 (6.3% of net sales) compared to $5,573,000 (6.8% of net sales) for the nine month period ended December 29, 1995, an increase of 12%.

    The Company's improvement in selling and distribution and general and administrative expenses, as a percentage of sales, is generally the result of certain fixed costs being absorbed over a larger revenue base, offset on a short term basis by costs associated with consolidating and assimilating acquisitions.

    During the three month period ended December 27, 1996, the Company incurred $286,000 of costs related to the pending merger with North Star Plating Company. These costs are generally related to legal, accounting and regulatory fees associated with the merger and in accordance with APB 16 are being expensed as incurred. In connection with the merger, additional costs of approximately $500,000 are expected to be incurred in the fourth fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

    On June 20, 1996 the Company completed an initial public offering of 3,105,000 shares of its Common Stock. In the offering, the Company sold 1,500,000 shares of Common Stock and selling shareholders sold 1,605,000 shares of Common Stock at a price of $9.00 per share. The net proceeds to the Company after discounts, commissions and expenses were $11,622,000.

    Approximately $10,884,000 of the proceeds were used to pay down the Company's revolving credit facility with a commercial bank and approximately $738,000 of the proceeds were used to retire two outstanding mortgages on Company facilities located in Bethlehem, Pennsylvania and Louisville, Kentucky. Subsequently $5,425,000 was reborrowed under the line of credit to fund acquisitions.

    The Company's primary need for funds has been to finance the growth of inventory, the result of an expanding product line, and the growth of accounts receivable, the result of increased sales and the acquisition of new service centers. At December 27, 1996, working capital was $20,616,000 compared to $10,319,000 at March 29, 1996. Historically, the Company has financed its working capital requirements from its cash flow from operations, advances drawn under its line of credit and, to a limited extent, indebtedness to certain of the sellers of its acquired service centers.

    Subject to the size of the acquisitions which the Company may complete in the future, the Company believes that its cash flow from operations and the credit available under its line of credit will enable it to finance its anticipated growth in sales for at least the next twelve months.

    The Company has a secured line of credit with a commercial bank pursuant to which the Company may borrow from time to time up to 80% of the net amount of eligible accounts receivable (as defined) and 50% of the value of eligible inventory (as defined), up to $17.0 million at any time outstanding, with a sublimit of $6.0 million for letters of credit for the importation of automotive parts. Revolving credit advances up to $17.0 million bear interest at the lender's reference rate (8.25% at December 27,1996) plus 0.25%; provided, however, that at the Company's option up to $6.0 million of revolving credit advances, in increments of $500,000, may bear interest at LIBOR (6.93% at December 27,1996) plus 1.5%. Bankers' acceptances bear a commission rate of 1% per annum over the lender's discount rate for acceptance and mature 90 days from the date of issuance. The Company currently requires its suppliers to bear such commissions. Borrowings are secured by the Company's accounts receivable, inventory, general intangibles and cash deposits. The Company is subject to certain restrictive convenants, including, but not limited to, a prohibition on the payment of dividends, a minimum tangible net worth requirement, a minimum ratio of net profit to current debt, a maximum inventory turnover, a prohibition on the sale of assets or mergers, restrictions on executive compensation and restrictions on the incurring of other indebtedness. The line of credit expires on August 1, 1997.

                                      (10)

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


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

    The four acquisitions completed during the nine months ended December 27, 1996 were completed using cash and notes totaling approximately $5,925,000.

    In April 1996, the Company opened its second wheel remanufacturing facility in Bethlehem, Pennsylvania. Additional facilities have been opened in Ontario, California; Chicago, Illinois; and Boston, Massachusetts. The Company's sixth facility will be located in Atlanta, Georgia and is expected to be operational in February 1997.

INFLATION

    The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

                                      (11)

                          PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS.  None

Item 2.       CHANGES IN SECURITIES.  None

Item 3.       DEFAULTS UPON SENIOR SECURITIES.   None

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.       OTHER INFORMATION.   None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits - Reference is made to the index to exhibits at page 14 for a list of exhibits filed as a part of this report on Form 10-Q.

         b.   Reports on form 8-K - None



                                      (12)

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                       By:   /s/ Robert L. Blanton
                                           ---------------------------------
                                           Robert L. Blanton
                                           Vice President - Finance
                                           (Duly Authorized Officer and
                                            Principal Financial and
                                            Accounting Officer)

Date:  February 7, 1997



                                      (13)

Exhibit
  No.           Description
-------         -----------
10.1**          Underwriting Agreements dated June 20, 1996, mong the
                Registrant, certain selling shareholders and Morgan Keegan &
                Company, Inc. and Crowell, Weedon & Co., as representatives of the several underwriters. [10.33]*

10.2** Letter Agreement dated January 15, 1996, between Registrant and Crowell, Weedon & Co. [10.34]*

10.3** Affiliate Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Ronald G. Brown and Kim D. Wood. [10.35]*

10.4** Form of Registrantion Rights Agreement among the Registrant, North Star Plating Company, Ronald G. Brown and Kim D. Wood. [10.36]*

10.5** Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

---------------
 * Indicates the exhibit number of the document in the original filing.

** Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (333-18663).


                                   (14)