Form 10-K405
period 1997-03-28
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1997-06-23
CIK 1012393

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  FOR THE FISCAL YEAR ENDED MARCH 28, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from            to
  Commission File Number 0-28568

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                       95-2920557
 (STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

 700 EAST BONITA AVENUE, POMONA, CALIFORNIA                        91767
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code: (909) 624-8041

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
         Common Stock, no par value                        Nasdaq National Market

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED UPON THE CLOSING SALES PRICE OF ITS COMMON STOCK ON JUNE 5, 1997 ON THE NASDAQ NATIONAL MARKET WAS APPROXIMATELY $63,922,541.

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X]

  THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 31, 1997:
9,750,000

                      DOCUMENTS INCORPORATED BY REFERENCE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties, such as statements of the Company's strategies, plans, objectives, expectations and intentions. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Cautionary Statements" in Item 1 below and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

ITEM 1. BUSINESS

GENERAL

  Keystone Automotive Industries, Inc. ("Keystone" or the "Company") is the nation's leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company's product lines consist of automotive body parts, bumpers, autoglass and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 22,000 collision repair shop customers, out of an estimated 48,000 shops nationwide. Founded in Southern California in 1947, the Company operates a "hub and spoke" distribution system consisting of 11 regional hubs and 71 service centers located in 33 states in the West, Midwest, Northeast, Mid-Atlantic and South, as well as in Tijuana, Mexico. From these service centers, Keystone has approximately 360 professional and highly-trained salespersons who call on an average of over 5,000 collision repair shops per day.

  On March 28, 1997, a wholly-owned subsidiary of the Company merged into North Star Plating Company ("North Star") in a transaction (the "North Star Merger") accounted for as a pooling of interests. At the time of the North Star Merger, North Star operated four regional hubs and 23 service centers located in the Midwest and Mid-Atlantic, and the Company believes that North Star was the second largest distributor of aftermarket collision replacement parts in the United States. North Star's operations are very similar to the Company's and strategically expand the Company's geographic market coverage, as only two of the North Star service centers operate in markets already served by Keystone. In addition, the North Star Merger adds depth and experience to the Company's management capabilities. Except as otherwise specifically set forth herein, all information, financial and otherwise, with respect to the Company includes North Star.

INDUSTRY OVERVIEW

  History. The Aftermarket Body Parts Association ("ABPA") estimates that the wholesale market for aftermarket collision parts in 1995 ranged between $800 million and $1.2 billion in annual expenditures, or approximately 10% of the collision parts market. In addition, industry sources estimate that wholesale sales of paint and related supplies and equipment for collision repair, which constitute a growing part of the Company's business, accounted for approximately $2.4 billion in 1995. Substantially all of the remainder of the collision parts market consists of parts produced by OEMs, and a substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

  Before 1980, automotive collision parts were manufactured almost exclusively by OEMs. During the 1960s and 1970s, due to prohibitive tariffs in Taiwan on imported automobiles and restrictions on foreign ownership of manufacturing facilities in Taiwan, certain Taiwanese automobile manufacturers commenced producing automobiles for sale in Taiwan. Since the early 1980s, these Taiwanese manufacturers have sought to reduce the effect on their business of the cyclical demand for new automobiles by producing aftermarket collision parts.

  Collision Repair Industry Insight ("Insight"), an industry trade publication, estimates that approximately 87% of all automobile collision repair work is paid for in part by insurance. Accordingly, major insurance companies exert significant influence over the selection of collision parts used by collision repair shops. The availability of aftermarket collision parts has been a major factor in the insurance industry's efforts to contain the escalating cost of collision repairs. According to Body Shop Business' 1996 Industry Survey, the percentage of collision repair facilities using aftermarket collision replacement parts increased from approximately 54% in 1993 to 69% in 1995.

  Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts. The ABPA estimates that the competition afforded by aftermarket collision parts has resulted in price reductions of between 25% and 50% for selected OEM collision parts, and that the availability of aftermarket collision parts saved insurance companies approximately $800 million in 1994 by providing consumers with less expensive aftermarket parts and creating competition resulting in lower prices for comparable OEM parts. The Company believes that it is somewhat insulated from downturns in the general economy as a result of the fact that 87% of all automobile collision repair work is paid for in part by insurance.

  As a part of their ongoing efforts to improve customer service, most major insurance companies have adopted programs designating selected collision repair shops in particular geographic areas as Direct Repair Providers ("DRPs"). DRPs are generally directed additional collision repair business by the insurers in return for adhering to certain criteria, which include the use of aftermarket collision parts when available. To encourage consumers to use DRPs, the insurers authorize the repair of collision damage without obtaining the prior approval of the insurer's adjuster (thereby generally providing for a quicker return of the vehicle to its owner) and offer additional warranties concerning the repair services and parts used. According to Insight, during 1996, DRPs accounted for approximately 9% to 11% of total collision repair costs and this market share is estimated to grow to 25% by 1998.

  Companies offering collision support services, including Automated Data Processing ("ADP"), Mitchell International and CCC Information Services, Inc., have developed proprietary software and databases to provide insurance claims adjustors and collision repair shops with computerized access to the inventories and prices of selected distributors of both aftermarket and OEM collision parts nationwide. The Company's inventory and prices are included in these databases. Access to the providers' databases enables distributors with computerized inventory control systems, such as the Company, to update prices rapidly and notify collision repair shops of the availability of new products.

  Quality Assurance. In 1987, the Certified Automotive Parts Association ("CAPA") was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. According to CAPA, the number of collision part applications entitled to bear the CAPA certification had increased from approximately 600 in January 1994 to approximately 1,600 by October 1996. CAPA randomly reviews both the factories and individual parts previously certified by it and solicits comments concerning the quality of certified parts from collision repair shops and consumers on a regular basis.

  Most major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The Company distributes parts certified by CAPA when available and actively participates with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision parts to seek CAPA certification. Management believes that the Company is the largest distributor of CAPA-certified parts in the United States.

  Consolidation. The collision repair shop industry is in the process of consolidation due to, among other things, (i) an increase in the technical complexity of collision repairs generally, (ii) an increase in governmental regulations, including environmental regulations, applicable to collision repair shops, (iii) the designation of certain collision repair shops as DRPs and (iv) a reduction in the number of collision repairs generally. The increasing number of aftermarket collision parts and makes and models of automobiles has resulted in distributors being required to maintain larger inventories. In addition, the trend towards fewer, larger and more efficient collision repair shops has increased the pressure on distributors to provide price concessions, just-in-time delivery and certain value-added services, such as training, that collision repair shops require in their increasingly complex and competitive industry. The above factors, in turn, are contributing to a consolidation of distributors of aftermarket collision parts, providing the Company with an opportunity through acquisitions to expand its operations into new markets and to penetrate further existing markets.

PRODUCTS

  The Company distributes more than 19,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the seven most recent model years. The Company's principal product lines consist of automotive body parts, bumpers, paint and other materials, autoglass, light truck accessories and remanufactured alloy wheels. In addition, the Company, primarily through North Star, recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and manufacturers of truck accessories.

  Automotive Body Parts. The Company distributes automotive and light truck parts manufactured by six foreign and nine domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for $74.9 million, or 38.5% of the Company's net sales in the fiscal year ended March 28, 1997.

  Bumpers. The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by five foreign and six domestic manufacturers. For the fiscal year ended March 28, 1997, sales of plastic and steel bumpers accounted for $74.0 million, or 38.1% of the Company's net sales.

  In addition, the Company recycles, produces and distributes new and recycled chrome and plastic bumpers, primarily at North Star. Management believes that North Star is one of the nation's largest non-OEM producers of new and recycled chrome plated bumpers to the collision repair and restoration markets. On an annual basis, North Star electro-plates approximately 150,000 steel plated bumpers for automobiles and light trucks. Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electro-plated finishes; metal polishing and buffing; electro-plating layers of copper, nickel and chromium; and inspecting and packaging.

  Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. By the 1996 model year, manufacturers were using painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. The Company's sales of chrome bumpers accounted for $27.7 million, or 14.3% of the Company's net sales for the fiscal year ended March 28, 1997.

  Paint and Other Materials. Beginning in fiscal 1993, the Company significantly increased its emphasis on the sale of paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from approximately 20 domestic suppliers. For the fiscal year ended March 28, 1997, sales of paint and other materials accounted for $34.8 million, or 18.0% of the Company's net sales. Certain of these products are distributed under the name "Keystone."

  Light Truck Accessories. The Company distributes parts and accessories for light trucks, including grills, step bumpers and bedliners. For the fiscal year ended March 28, 1997, sales of parts and accessories for light trucks accounted for $9.3 million, or 4.8% of the Company's net sales.

  Autoglass. The Company distributes autoglass, including windshields, side windows and rear windows, which are purchased from two domestic manufacturers. For the fiscal year ended March 28, 1997, sales of autoglass, which was introduced in fiscal 1993, accounted for $2.7 million, or 1.4% of the Company's net sales.

  Remanufactured Alloy Wheels. In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and during fiscal 1997 it opened remanufacturing operations in four of its facilities. The Company opened a remanufacturing operation in Atlanta, Georgia in May 1997 and acquired remanufacturing operations located in Roseville, Minnesota and Chicago, Illinois in June 1997. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hub caps, has increased from approximately 11% in 1985 to 45% for the 1996 model year. The average wholesale cost of a new replacement alloy wheel is $225, compared to an average wholesale cost of $140 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor breaks or chips, machining, painting and applying clear coat. For the fiscal year ended March 28, 1997, sales of remanufactured alloy wheels accounted for $2.9 million, or 1.5% of the Company's net sales.

  The remanufacturing of alloy wheels is generally conducted by many small independent operators. The Company believes that there is a large and growing demand for remanufactured alloy wheels and that, using its existing distribution system and customer base, the Company is well-positioned to service that demand.

DISTRIBUTION, MARKETING AND SALES

  The Company's distribution system is designed to provide responsive customer service and to foster long-term customer relations.

  Distribution System. The Company has developed a national "hub and spoke" distribution system consisting of 11 regional hubs and 71 service centers. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company's fleet of over 600 delivery trucks, each regional hub makes regular shipments to the service centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each service center can order products directly from any hub or service center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the Company's and North Star's corporate headquarters, regional hubs and service centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its "hub and spoke" distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours, while minimizing inventory costs.

  Sales and Marketing Staff. The Company has a ten-person marketing staff, which operates from its corporate headquarters, and has 78 sales representatives and approximately 360 route salespersons who operate from its service centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives, supervises the Company's in-house management training program and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies' policies favoring aftermarket collision parts.

  The general managers of the Company's service centers have been employed by the Company for an average of over nine years and are actively involved in customer calls. The Company believes that this local control and expertise have contributed significantly to its growth. In addition, through periodic training programs and performance reviews, the Company seeks to enhance the professionalism and technical expertise of its route salespersons. As a result, the Company believes that its route salespersons are highly attendant to the needs of the Company's customers.

  Marketing Programs. The Company offers various marketing programs to foster closer customer relations, including a warranty program in which the Company generally warrants its products against defects in material and workmanship for as long as the repair shop's customer owns the vehicle. In addition, the Company's management information systems allow it to provide individual collision repair shops with personalized product usage reports which enable its customers to better manage their inventory by controlling inventory shrinkage and ensuring timely reordering.

CUSTOMERS

  The Company's current customers consist of more than 22,000 collision repair shops located in 33 states and Tijuana, Mexico, none of which accounted for more than 1% of the Company's net sales during the fiscal year ended March 28, 1997. The Company also distributes its bumpers to wholesale distributors and manufacturers of truck accessories. The size of its customer base reduces the Company's dependence on any single customer and its national scope mitigates the effects of regional economic changes and regional weather patterns. Insight estimates that there are over 48,000 collision repair shops nationwide. The number of collision repair shops to whom Keystone sold products increased from approximately 13,400 in fiscal 1993 to approximately 22,000 following the North Star Merger in March 1997.

  The Company's regional hubs also sell collision parts to local distributors who may compete with the Company. Approximately 12% of the Company's net sales during the fiscal year ended March 28, 1997 were attributable to sales to other local distributors. No distributor accounted for more than 1% of the Company's net sales for such fiscal year.

SUPPLIERS

  The products distributed by the Company are manufactured by over 60 manufacturers, the ten largest of which provided approximately 43% of the products purchased by the Company during the fiscal year ended March 28, 1997, and no single supplier provided as much as ten percent. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 1997, approximately 75% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 25% were imported directly from manufacturers in Taiwan. The Company's orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 60 and 90 days. Although the Company has no manufacturing agreements with any of its suppliers and competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products.

  North Star generally sells only automotive paint manufactured by PPG Industries, Inc. ("PPG") at certain of its service centers. Keystone derived approximately 5% of its revenues from North Star's sale of PPG paint in fiscal 1997. In the event PPG's paint became unavailable for any reason, the Company believes North Star could replace its use of PPG paint by using a different company's paint products.

COMPETITION

  Based upon industry estimates, the Company believes that approximately 85% of collision parts are supplied by OEMs, compared with approximately 10% by distributors of aftermarket collision parts and 5% by distributors of salvage parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company's competitors generally are independently owned distributors having from one to three distribution centers. The Company expects to encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

  The Company competes with OEMs primarily on the basis of price, and it competes with distributors of aftermarket collision parts primarily on the basis of the competitive advantages provided by its position as a market leader, experienced executive management and service center managers, entrepreneurial corporate culture, superior customer service, relationship with insurance companies and management information systems and centralized administrative functions, and, to a lesser extent, on the basis of price.

  The Company's chrome bumper plating operations compete in the wholesale bumper distribution segment of the market with four companies, whom the Company believes have greater regional sales than the Company. It also competes with small chrome bumper platers or distributors in virtually every geographical market in which it operates. The Company competes with small chrome bumper platers and distributors primarily on the basis of quality and service. Over the last ten years, there has been a significant decrease in the number of small bumper platers as a result of the decreasing use of chrome plated bumpers on new automobiles and the increasing environmental requirements for electro-platers. Bumper Recyclers Association of North America ("BRANA"), the nation's only bumper trade association, membership decreased from approximately 100 companies in 1982 to approximately 32 companies in 1996. The Company believes that this trend will continue, creating more sales opportunities for larger regional chrome bumper platers, who are capable of meeting the increased financial and environmental requirements in the future.

  The Company also encounters competition from the OEM's who supply new replacement bumpers to the collision repair market, and have significantly greater resources than the Company. The Company competes with the OEM's primarily on the basis of price.

GOVERNMENT REGULATION AND ENVIRONMENTAL HAZARDS

  The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the EPA, have jurisdiction over the Company's operations with respect to matters including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. Under various federal, state and local laws and regulations, an owner or lessee of real estate or the operator of a business may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, property owned or used in the business, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other than as described below with respect to its bumper plating operations, the Company does not currently generate substantial hazardous waste in the ordinary course of its business. The Company believes that it currently is in substantial compliance with all applicable laws and regulations, and is not aware of any material environmental problem at any of its current or former facilities. No assurance can be given, however, that the Company's prior activities or the activities of a prior owner or operator of an acquired service center or other facility did not create a material environmental problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable laws and regulations) will not result in material environmental liability to the

Company. Furthermore, compliance with legislative or regulatory changes may cause future increases in the Company's operating costs or otherwise adversely affect operations. Certain of the Company's products, such as paints and solvents, are highly flammable. Accordingly, the storage and transportation of these materials expose the Company to the inherent risk of fire.

  The Company acquired North Star's bumper plating operations in connection with the North Star Merger. In addition, the Company currently conducts limited bumper plating operations at one site and previously conducted similar operations at 11 additional sites which were closed between 1983 and 1993. See "Business -- Products-- Bumpers." The Company's bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its chrome plating operation complies with applicable environmental laws and regulations. Compliance with such laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position, and no material capital expenditures with respect to the Company's bumper plating operations are anticipated for the remainder of this fiscal year. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company's current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company's operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company's business and results of operations. In addition, future environmental regulations could add to overall costs of the Company's bumper plating business or otherwise materially and adversely affect these operations.

PRIOR FORD LITIGATION

  In 1987, Ford Motor Company ("Ford") filed suit against the Company on the grounds that between 1982 and 1987, the Company had misrepresented the quality of the aftermarket collision parts sold by it for Ford automobiles. In May 1992, Ford and the Company settled this lawsuit. As part of the settlement, the Company and its insurance companies paid Ford $1.8 million, of which the Company contributed $450,000, as damages and agreed to finance a one-year corrective advertising campaign conducted by Ford using the Company's name. As a result of this settlement and the corrective advertising campaign, certain insurance companies ceased listing the Company as an approved supplier of aftermarket collision parts. Currently, most major insurance companies list the Company as an approved supplier of aftermarket collision parts, and all major insurance companies reimburse the cost of collision repairs using the Company's products. The Company's business is highly dependent on the continued acceptance of aftermarket collision parts in general, and the Company's products in particular, by insurers, collision repair shops, consumers and governmental agencies.

EMPLOYEES

  At May 31, 1997, the Company had approximately 1,537 full-time employees, of whom 11 were engaged in corporate management, 131 in administration, 809 in sales and customer service, 235 in warehousing and shipping and 351 in manufacturing. Seven persons in the Newark, New Jersey chrome bumper recycling facility and six persons in its Kenilworth, New Jersey service center are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

CAUTIONARY STATEMENTS

  Acquisition Strategy. A principal component of the Company's growth strategy is to acquire other independent distributors operating in new geographic markets, as well as to increase its penetration in existing markets. Since April 1992, the Company has completed 18 acquisitions of a total of 42 service centers (including four acquisitions of 11 service centers by North Star prior to the North Star Merger), in the Northeast, Midwest,

Mid-Atlantic, South and Mexico, of which 11 have been consolidated with existing locations and four have been closed. During this same period, North Star opened five additional service centers. The Company's ability to maintain or exceed its historical growth rate will depend in large part on its ability to successfully execute its acquisition strategy. The successful execution of this strategy will depend on the Company's ability to identify and to compete for appropriate acquisition candidates, to consummate such acquisitions on favorable terms (including obtaining acquisition financing, if necessary), to maintain and expand the sales and profitability of the acquired centers, and to anticipate the changes that continued growth would impose on its financial reporting and control systems, data processing systems and management. There can be no assurance that the Company will be successful in executing its strategy.

  Acquisition Risks. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails or is unable to discover, and for which the Company as a successor owner or operator, may be responsible. The Company seeks to mitigate the risk of these potential liabilities by obtaining indemnities and warranties from the seller and, in some cases, deferring payments of a portion of the purchase price. However, these indemnities, warranties and holdbacks, if obtained, may not fully cover the liabilities due to their limited scope, amounts or duration, the limited financial resources of the indemnitor or warrantor or other reasons. In addition, the Company's acquisitions accounted for under the purchase method of accounting generally involve the recording of goodwill and deferred charges on its balance sheet, which are amortized over varying periods of time of up to 15 years. This amortization has the effect of reducing the Company's reported earnings. At March 28, 1997, the Company had recorded $1.3 million in goodwill, net of accumulated amortization. The Company had also recorded $2.4 million in deferred charges net of accumulated amortization, primarily related to noncompetition agreements, which are amortized over the terms of those agreements.

  The efficient and effective integration of acquired companies' operations is necessary for the Company's acquisition strategy to be successful. This generally requires, among other things, an integration of purchasing, distribution, marketing and sales efforts, pricing, employee benefits policies, liquidity and capital expenditure requirements, management teams and management information and other systems. The challenges of integration may be increased by the need to coordinate geographically separated organizations. In addition, the integration generally requires a commitment of management resources which may temporarily divert attention from day-to-day operations of the Company.

  The North Star Merger was only recently consummated. Although the Company expects that the North Star Merger will result in benefits to the combined companies, there can be no assurance that the integration issues described above with respect to the combination of the two companies can be dealt with in an efficient and effective manner. The inability of management to successfully integrate the two companies could have a material adverse effect on the business and the future results of operations of the Company.

  Competition. Based upon industry estimates, the Company believes that 85% of collision parts for automobiles and light trucks are supplied by OEMs, compared with approximately 10% by independent distributors of aftermarket collision parts and an additional 5% by distributors of salvaged parts. The Company competes directly with, and encounters intense competition from, OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts. Accordingly, OEMs are in a position to exert pricing and other competitive pressures on the Company and other independent distributors, which could have a material adverse effect on the results of operations of the Company. The aftermarket collision parts distribution industry is highly fragmented. Typically, the Company's competitors are independently owned distributors having from one to three distribution centers. The Company anticipates that it will encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

  Dependence on Key and Foreign Suppliers. The Company is dependent on a small number of suppliers. For the fiscal year ended March 28, 1997, the ten largest suppliers accounted for approximately 43% of the products purchased by the Company. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 1997, approximately 75% of the products distributed by the Company were manufactured in the United States or Canada and approximately 25% were imported directly from manufacturers in Taiwan. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. The percentage of imported products may decline in the future if sales of autoglass, paint and related supplies and equipment and remanufactured alloy wheels, which are manufactured in the United States, continue to grow. Any significant disruption in the Company's Taiwanese sources of supply or in its relationship with its suppliers located in Taiwan could have a material adverse effect on the Company.

  Continued Acceptance of Aftermarket Collision Parts. Based upon industry sources, the Company estimates that approximately 87% of automobile collision repair work is paid for in part by insurance; accordingly, the Company's business is highly dependent upon the continued acceptance of such parts by the insurance industry. The Company's business is also dependent upon the continued acceptance of such parts by collision repair shops, consumers and governmental agencies.

  Consolidation in the Collision Repair Industry. The collision repair shop industry is in the process of consolidation. The trend towards larger, more efficient repair shops will increase the competition among distributors for the remaining accounts and the pressure on distributors to provide price concessions, just-in-time delivery, larger inventories, training and other value-added services, which may have a material adverse effect on the Company's sales and profitability.

  Decline in the Number of Collision Repairs. The number of collision repairs has declined significantly in recent years, and may continue to do so, due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. The continuation of such decline may have a material adverse effect on the Company.

  Compliance with Government Regulations; Environmental Hazards. The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency (the "EPA"), have jurisdiction over the Company's operations with respect to matters including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. Under various federal, state and local laws and regulations, an owner or lessee of real estate or the operator of a business may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, property owned or used in the business, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other than as described below with respect to its bumper plating operations, the Company does not currently generate substantial hazardous waste in the ordinary course of its business. The Company believes that it currently is in substantial compliance with all applicable laws and regulations, and is not aware of any material environmental problem at any of its current or former facilities. No assurance can be given, however, that the Company's prior activities or the activities of a prior owner or operator of an acquired service center or other facility did not create a material environmental problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable laws and regulations) will not result in material environmental liability to the Company. Furthermore, compliance with legislative or regulatory changes may cause future increases in the Company's operating costs or otherwise adversely affect operations. Certain of the Company's products, such as paints and solvents, are highly flammable. Accordingly, the storage and transportation of these materials expose the Company to the inherent risk of fire.

  The Company acquired North Star's bumper plating operations in connection with the North Star Merger. In addition, the Company currently conducts limited bumper plating operations at one site and previously conducted similar operations at 11 additional sites which were closed between 1983 and 1993. The Company's bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. Compliance with such laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position, and no material capital expenditures with respect to the Company's bumper plating operations are anticipated for the remainder of this fiscal year. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company's current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company's operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company's business and results of operations. In addition, future environmental regulations could add to overall costs of the Company's bumper plating business or otherwise materially and adversely affect these operations.

  Volatility of Stock Price. The trading price of the Company's Common Stock has been, and is likely to continue to be, subject to significant fluctuations in response to quarterly variations in the Company's actual or anticipated operating results, changes in general market conditions and other factors. In recent years, the stock market generally has experienced significant price and volume fluctuations which often have been unrelated or disproportionate to the operating performance of a specific company or industry. There can be no assurance that the market price of the Company's Common Stock will not decline below the current market price. It is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock may be materially and adversely affected.

ITEM 2. PROPERTIES

  Keystone's principal executive offices are located in Pomona, California and North Star's principal executive offices are located in Minneapolis, Minnesota. These premises contain approximately 20,000 square feet and 75,000 square feet, respectively. The Pomona, California offices are owned by the Company and the Minneapolis, Minnesota offices are leased. In addition, the Company owns facilities used as service centers in Chicago, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company leases its remaining facilities, consisting of 65 service centers, of which eight serve as regional hubs and four also serve as remanufacturing centers. The Company also leases small depots in ten larger cities to facilitate distribution.

  The Company's regional hubs range from approximately 25,000 square feet to 163,000 square feet. Its service centers range from approximately 2,500 square feet to 30,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from the date hereof to February 2005, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

  Of the Company's service centers, eight are leased from parties in whom current or former officers or directors of the Company have an interest. See "Item 13" below. The Company believes that the terms and conditions of leases with affiliated parties are no less favorable to the Company than could have been obtained from unaffiliated parties in arm's-length transactions at the time of the execution of such leases.

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time involved in litigation incidental to the conduct of its business. The Company currently is not a party to any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On March 21, 1997, the Company held a special meeting of shareholders for the purpose of approving an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a wholly-owned subsidiary of the Company was to merge with and into North Star, the shareholders of North Star immediately prior to the Merger would receive shares of the Company's Common Stock and Ronald G. Brown, a director, officer and principal shareholder of North Star would become a director of the Company. Shareholders. Shareholders holding 4,834,736 shares voted in favor of the Merger Agreement (66.2% of the outstanding shares), 7,883 shares were voted against, 145 shares abstained and there were no broker non-votes. For additional information with respect to the North Star Merger reference is made to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock began trading publicly on the Nasdaq National Market under the symbol "KEYS" on June 20, 1996. The following table sets forth, for the periods indicated, the range of high and low sale prices for Keystone's Common Stock as reported by the Nasdaq National Market. These prices do not include retail mark-ups, markdowns or commissions.

                                                                  HIGH     LOW
                                                                 ------- -------
Fiscal 1997
  First Quarter (beginning June 20, 1996)....................... $ 10.50 $  9.25
  Second Quarter................................................   13.75   10.13
  Third Quarter.................................................   17.25   12.00
  Fourth Quarter................................................   18.13   15.50
Fiscal 1998
  First Quarter (through June 5, 1997).......................... $ 16.75 $ 15.25

  On June 5, 1997, the last reported sale price for the Common Stock of the Company as reported on the Nasdaq National Market was $15.25 per share. As of June 5, 1997, there were approximately 93 shareholders of record of the Common Stock.

  The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to provide funds to operate and expand its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition and capital requirements, general business conditions and any restrictions in credit agreements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the two-year period ended March 28, 1997 have been derived from financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors, appearing elsewhere herein. The selected financial data presented below for, and as of the end of the fiscal year ended March 31, 1995, have been derived from the financial statements audited by Ernst & Young LLP, of which the balance sheet is not included herein. The selected financial data presented below for, and as of the end of, each of the fiscal years in the two-year period ended March 25, 1994 have been derived from unaudited financial statements of the Company not included herein and which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the years ended March 26, 1993 and March 25, 1994. The operating data presented below were derived from unaudited information maintained by the Company. The historical consolidated financial data for all periods presented includes the accounts and operations of North Star Plating Company, which was combined with the Company on March 28, 1997 in a transaction accounted for as a pooling of interests. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS AND
                                             OPERATING DATA)
                                            FISCAL YEAR ENDED
                          -------------------------------------------------------
                           MARCH 26,   MARCH 25,  MARCH 31,  MARCH 29,  MARCH 28,
                             1993        1994       1995(1)    1996       1997
                          ----------- ----------- ---------  ---------  ---------
                          (UNAUDITED) (UNAUDITED)
CONSOLIDATED STATEMENT
 OF INCOME DATA
Net sales...............   $  99,165   $ 110,918  $ 132,655  $ 157,021  $ 194,321
Cost of sales...........      59,399      65,713     79,319     95,131    115,052
                           ---------   ---------  ---------  ---------  ---------
Gross profit............      39,766      45,205     53,336     61,890     79,269
Selling and distribution
 expenses...............      30,632      33,773     38,601     43,800     53,503
General and administra-
 tive expenses..........       6,710       7,840      9,557      9,428     12,340
Merger costs............         --          --         --         --         905
                           ---------   ---------  ---------  ---------  ---------
Operating income........       2,424       3,592      5,178      8,662     12,521
Interest expense........       1,037         824      1,200      1,490      1,297
                           ---------   ---------  ---------  ---------  ---------
Income before income
 taxes..................       1,387       2,768      3,978      7,172     11,224
Income taxes............         566       1,108      1,543      2,836      4,435
Cumulative effect of
 accounting change for
 income taxes...........         --          134        --         --         --
                           ---------   ---------  ---------  ---------  ---------
Net income..............   $     821   $   1,526  $   2,435  $   4,336  $   6,789
                           =========   =========  =========  =========  =========
Net income per share....       $0.10       $0.18      $0.29      $0.53      $0.72
                           =========   =========  =========  =========  =========
Weighted average common
 shares outstanding(2)..   8,313,000   8,313,000  8,255,000  8,250,000  9,408,000
OPERATING DATA (UNAU-
 DITED)
Number of service cen-
 ters (3)
  Starting sites........          38          49         49         53         64
   Sites acquired.......          14           2          6         10         10
   Sites opened.........           2          --         --          3         --
   Sites consolidated...           3           2          1          2          3
   Sites closed.........           2          --          1         --          1
                           ---------   ---------  ---------  ---------  ---------
  Ending sites..........          49          49         53         64         70
                           =========   =========  =========  =========  =========
Comparable service
 center sales
 increase(4)
  Keystone..............                                 19%        10%        13%
  North Star............                                  7%        22%        13%
   Combined.............                                 16%        13%        13%

                          MARCH 26,   MARCH 25,  MARCH 31, MARCH 29, MARCH 28,
                            1993        1994       1995(1)   1996      1997
                         ----------- ----------- --------- --------- ---------
                         (UNAUDITED) (UNAUDITED)
                         ----------- -----------
CONSOLIDATED BALANCE
 SHEET DATA
Working capital.........   $10,402     $11,518    $13,583   $16,954   $26,847
Total assets............    39,859      45,613     49,811    64,715    78,800
Total current
 liabilities............    22,321      26,971     27,429    35,063    35,438
Long-term debt..........     2,346       1,666      2,505     5,904     1,105
Shareholders' equity....    14,370      16,278     19,107    23,443    41,854

--------
(1) Fiscal 1995 contained 53 weeks.

(2) Includes Common Stock equivalents attributable to stock options outstanding, which are not material.

(3) Information with respect to service centers includes combined operating data of both Keystone and North Star. As a result of the North Star Merger, the Company acquired 23 service centers. Since March 28, 1997, the Company has acquired one additional service center.

(4) Comparable service center sales have been computed using sales of service centers that were open throughout both fiscal years being compared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere herein. Except for the historical information contained herein, the matters addressed herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are subject to a variety of risks and uncertainties, such as statements of the Company's strategies, plans, objectives, expectations and intentions, that could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Cautionary Statements made herein should be read as being applicable to all related forward-looking statements wherever they appear herein.

RECENT ACQUISITIONS

  On March 28, 1997, the Company completed the North Star merger which was accounted for as a pooling of interests, in which the Company issued 2,450,000 shares of its Common Stock. The pooling of interests method of accounting requires that financial information be presented on an historical combined basis for all periods presented. Therefore, unless otherwise indicated, the following discussion of results of operations and liquidity and capital resources reflects the combined companies.

  In August 1996, the Company acquired five service centers located in Mobile, Montgomery, Birmingham, Dothan and Huntsville, Alabama from After Market Parts & Supply, Inc. In September 1996, the Company acquired the assets of Southern Wrecker Sales, Inc. ("Augusta") located in Augusta, Georgia. Augusta will be operated as a depot of the Company's Atlanta service center. Also in September 1996, the Company acquired the assets related to the aftermarket collision replacement parts business of Glenn Automotive Paint & Body Supply, Inc. ("Glenn"). Glenn operated two locations, Atlanta, Georgia and Chattanooga, Tennessee, which have been consolidated into the Company's existing service centers in those cities. In October 1996, the Company acquired the assets related to the bumper distribution business of Stockton Plating, Inc. located in Stockton, California. These acquisitions were accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                   MARCH 31, MARCH 29, MARCH 28,
                                                     1995      1996      1997
                                                   --------- --------- ---------
   Net sales......................................   100.0%    100.0%    100.0%
   Cost of sales..................................    59.8      60.6      59.2
                                                     -----     -----     -----
   Gross profit...................................    40.2      39.4      40.8
   Selling and distribution expenses..............    29.1      27.9      27.5
   General and administrative expenses............     7.2       6.0       6.4
   North Star Merger costs........................     --        --        0.5
                                                     -----     -----     -----
   Operating income...............................     3.9       5.5       6.4
   Interest expense...............................     0.9       0.9       0.6
                                                     -----     -----     -----
   Income before income taxes.....................     3.0       4.6       5.8
   Income taxes...................................     1.2       1.8       2.3
                                                     -----     -----     -----
   Net income.....................................     1.8%      2.8%      3.5%
                                                     =====     =====     =====

Fiscal 1997 Compared to Fiscal 1996

  Net sales were $194.3 million in fiscal 1997 compared to $157.0 million in fiscal 1996, an increase of $37.3 million, or 23.8%. This increase was due primarily to an increase of $14.2 million in sales of automotive body parts, an increase of $10.1 million in sales of paint and related materials and an increase of $9.5 million in sales of new and recycled bumpers, which represent increases of approximately 23.5%, 40.7% and 14.7%, respectively, over fiscal 1996. In addition, the Company sold $2.9 million of remanufactured alloy wheels in fiscal 1997 compared to $250,000 in the prior fiscal year, an increase of 1,060%.

  The increased net sales were attributable primarily to an increase in the number of service centers in operation and an increase in unit volume. Price increases were not a material factor in increased net sales.

  Gross profit increased to $79.3 million (40.8% of net sales) in fiscal 1997 from $61.9 million (39.4% of net sales) in fiscal 1996, an increase of 28.1%, primarily as a result of the increase in net sales. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions and competition.

  Selling and distribution expenses increased to $53.5 million (27.5% of net sales) in fiscal 1997 from $43.8 million (27.9% of net sales) in fiscal 1996, an increase of 22.2%. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being absorbed over a larger revenue base, which were partially offset by costs associated with consolidating and assimilating acquisitions.

  General and administrative expenses increased to $12.3 million (6.4% of net sales) in fiscal 1997 from $9.4 million (6.0% of net sales) in fiscal 1996, an increase of 30.9%. The increase in these expenses as a percentage of net sales in fiscal 1997 was primarily the result of costs incurred in assimilating acquired operations.

  In addition, during fiscal 1997, the Company incurred $905,000 of costs related to the North Star Merger, consisting primarily of legal, accounting and regulatory fees which were required to be expensed as incurred. All costs associated with the North Star Merger were expensed in fiscal 1997.

  As a result of the above factors, net income increased to $6.8 million (3.5% of net sales) in fiscal 1997 from $4.3 million (2.8% of net sales) in fiscal 1996. The increase in net income as a percentage of net sales was primarily the result of an increase in gross profit as a percentage of sales. Gross profit margin in fiscal 1997 increased primarily as a result of changes in product mix, including an increase in the sale of remanufactured alloy wheels. However, there can be no assurance that the Company can maintain its gross profit margin at the level experienced in fiscal 1997, which was above historical levels.

 Fiscal 1996 Compared to Fiscal 1995

  Net sales were $157.0 million in fiscal 1996 compared to $132.7 million in fiscal 1995, an increase of $24.3 million, or 18.4%. This increase was due primarily to an increase of $11.0 million in sales of automotive body parts, an increase of $8.0 million in sales of new and recycled bumpers and an increase of $5.3 million in the sale of paint and related materials, which represent increases of approximately 22.3%, 14.1% and 28.2%, respectively, over fiscal 1995.

  Increased net sales were attributable primarily to an increase in the number of service centers in operation, including centers acquired in fiscal 1995 for which fiscal 1996 was the first full year that results of operations were included with the Company's, and an increase in unit volume. Price increases were not a material factor in increased net sales.

  Gross profit increased to $61.9 million in fiscal 1996 from $53.3 million in fiscal 1995, an increase of 16.0%, primarily as a result of the increase in sales. Gross profit decreased as a percentage of sales from 40.2% in fiscal 1995 to 39.4% in fiscal 1996, primarily as a result of changes in product mix.

  Selling and distribution expenses increased to $43.8 million (27.9% of net sales) in fiscal 1996 from $38.6 million (29.1% of net sales) in fiscal 1995, an increase of 13.5%. The decrease in these expenses as a percentage of net sales is generally the result of certain fixed costs being absorbed over a larger revenue base, which were partially offset by costs associated with consolidating and assimilating acquisitions.

  General and administrative expenses decreased to $9.4 million (6.0% of net sales) in fiscal 1996 from $9.6 million (7.2% of net sales) in fiscal 1995, a reduction of 1.3%. These expenses decreased in amount and as a percentage of net sales in fiscal 1996 as a result of a net reduction in certain charges incurred in fiscal 1996 of $1.4 million as compared to fiscal 1995, of which $1.2 million represented compensation paid in fiscal 1995 pursuant to the Company's restricted stock option plan.

  As a result of the above factors, net income increased to $4.3 million (2.8% of net sales) in fiscal 1996 from $2.4 million (1.8% of net sales) in fiscal 1995. The increase in net income as a percentage of net sales was primarily the result of a decrease in operating expenses as a percentage of net sales from 36.3% in fiscal 1995 to 33.9% in fiscal 1996, which was partially offset in part by a decrease in gross profit margin from 40.2% in fiscal 1995 to 39.4% in fiscal 1996. The decrease in operating expenses in fiscal 1996 related primarily to certain charges incurred in 1995 which are not expected in future years and, consequently, the Company does not expect to realize significant decreases in operating expenses as a percentage of sales in the future.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

  The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period between December and April. Such seasonality may be reduced somewhat in the future as Keystone becomes more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

LIQUIDITY AND CAPITAL RESOURCES

  On June 6, 1997, the Company filed a registration statement with the Securities and Exchange Commission with respect to an underwritten public offering of 3,800,000 shares of its Common Stock, of which 1,500,000 shares are being offered by the Company and the balance are being offered by selling shareholders (the "Offering"). In addition, the Company and certain selling shareholders have granted the Underwriters a 30-day option to purchase up to 570,000 additional shares of Common Stock (of which the first 310,000 shares will be sold by certain selling shareholders and the remaining shares will be sold by the Company) solely to cover over-allotments, if any.

  In June 1996, Keystone completed an initial public offering of 3,105,000 shares of its Common Stock, (of which 1,500,000 shares were sold by the Company) yielding net proceeds to the Company, after discounts, commissions and expenses, of $11.6 million.

  Approximately $10.9 million of the proceeds were used to pay down the Company's revolving credit facility with a commercial bank and approximately $700,000 of the proceeds were used to retire two outstanding mortgages on the Company's facilities located in Bethlehem, Pennsylvania and Louisville, Kentucky. Subsequently, $5.4 million under the Company's line of credit was used to fund acquisitions.

  On March 25, 1997, the Company entered into a revolving loan agreement with a commercial lender that provides for a $25.0 million unsecured credit facility that expires on March 24, 1998. Advances under the revolving line of credit bear interest at LIBOR plus 0.75% (6.46% at May 31, 1997). At May 31, 1997, the outstanding balance of the line of credit was $19.3 million. The revolving loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 28, 1997.

  The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At March 28, 1997, working capital was $26.8 million compared to $17.0 million at March 29, 1996. Historically, the Company has financed its working capital requirements from its cash flow from operations, advances drawn under lines of credit and, to a limited extent, indebtedness to certain of the sellers of acquired service centers.

  The Company believes that its cash flow from operations and the credit available under its line of credit will enable it to finance its anticipated growth in sales (excluding growth from acquisitions) for at least the next 12 months.

  The Company believes that consolidation among independent distributors of aftermarket collision parts is creating opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed by cash flow from operations, advances drawn under its credit facilities and indebtedness to certain of the sellers of acquired service centers. The primarily purpose for the Offering is to allow Keystone to implement its acquisition strategy. If the Offering is consummated and all of the net proceeds therefrom are utilized for acquisitions and other general corporate purposes, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, current and future issuance of equity securities, if any, will result in dilution to the shareholders of the Company, including investors in the Offering.

INFLATION

  The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

NEW ACCOUNTING STANDARDS

  In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in fiscal 1997 and the effect of adoption was not material. In October 1995, the FASB issued Statement No. 123, Accounting for Stock-based Compensation, which establishes financial accounting and reporting standards for stock-based compensation plans. The Company has adopted Statement No. 123 in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Report of Independent Auditors.............................................
Consolidated Balance Sheets at March 29, 1996 and March 28, 1997...........
Consolidated Statements of Income for the years ended March 31, 1995, March
 29, 1996 and March 28, 1997...............................................
Consolidated Statements of Shareholders' Equity for the years ended March
 31, 1995, March 29, 1996 and March 28, 1997...............................
Consolidated Statements of Cash Flows for the years ended March 31, 1995,
 March 29, 1996 and March 28, 1997.........................................
Notes to Consolidated Financial Statements.................................

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

  We have audited the accompanying balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 28, 1997 and March 29, 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the periods ended March 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Automotive Industries, Inc. at March 28, 1997 and March 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Los Angeles, California
May 23, 1997

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            MARCH 29, MARCH 28,
                                                              1996      1997
                                                            --------- ---------
                          ASSETS
Current assets:
 Cash......................................................  $ 3,876   $ 1,352
 Accounts receivable, less allowance for doubtful accounts
  of $355 in 1996 and $658 in 1997.........................   15,919    18,738
 Inventories, primarily finished goods.....................   30,576    39,512
 Prepaid expenses and other current assets.................      867       897
 Deferred taxes............................................      779     1,786
                                                             -------   -------
   Total current assets....................................   52,017    62,285
Property, plant and equipment, at cost:
 Land......................................................      376       486
 Buildings and leasehold improvements......................    4,973     5,959
 Machinery and equipment...................................    5,823     7,359
 Furniture and fixtures....................................    6,820     8,187
                                                             -------   -------
                                                              17,992    21,991
 Accumulated depreciation and amortization.................   (9,470)  (11,241)
                                                             -------   -------
                                                               8,522    10,750
Intangibles................................................    2,584     3,719
Other assets...............................................    1,592     2,046
                                                             -------   -------
   Total assets............................................  $64,715   $78,800
                                                             =======   =======
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit............................................  $13,250   $12,629
 Bankers acceptances and other short term debt.............    3,520     3,538
 Accounts payable..........................................   13,086    15,994
 Accrued salaries, wages and related benefits..............    1,540     1,432
 Other accrued liabilities.................................    1,140       718
 Long-term debt, due within one year.......................    2,527       741
 Deferred taxes............................................      --        386
                                                             -------   -------
   Total current liabilities...............................   35,063    35,438
 Long-term debt, less current maturities...................    5,712       913
 Notes payable to officers, shareholders and other related
  parties                                                        192       192
 Deferred taxes............................................      269       403
 Accrued pension cost......................................       36       --
Shareholders' equity:
 Preferred stock, no par value:
 Authorized shares--3,000,000
 None issued and outstanding...............................      --        --
 Common stock, no par value:
 Authorized shares--20,000,000
 Issued and outstanding shares--8,250,000 in 1996 and
  9,750,000 in 1997, at stated value.......................    4,299    15,921
 Additional paid-in capital................................      553       553
 Retained earnings.........................................   18,591    25,380
                                                             -------   -------
   Total shareholders' equity..............................   23,443    41,854
                                                             -------   -------
   Total liabilities and shareholders' equity..............  $64,715   $78,800
                                                             =======   =======

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                          YEAR ENDED
                                               --------------------------------
                                               MARCH 31,  MARCH 29,  MARCH 28,
                                                  1995       1996       1997
                                               ---------- ---------- ----------
Net sales..................................... $  132,655 $  157,021 $  194,321
Cost of sales.................................     79,319     95,131    115,052
                                               ---------- ---------- ----------
Gross profit..................................     53,336     61,890     79,269
Operating expenses:
 Selling and distribution expenses............     38,601     43,800     53,503
 General and administrative...................      9,557      9,428     12,340
 Merger costs.................................        --         --         905
                                               ---------- ---------- ----------
                                                   48,158     53,228     66,748
                                               ---------- ---------- ----------
Operating income..............................      5,178      8,662     12,521
Interest expense..............................      1,200      1,490      1,297
                                               ---------- ---------- ----------
Income before income taxes....................      3,978      7,172     11,224
Income taxes..................................      1,543      2,836      4,435
                                               ---------- ---------- ----------
Net income.................................... $    2,435 $    4,336 $    6,789
                                               ========== ========== ==========
Net income per share.......................... $      .29 $      .53 $      .72
                                               ========== ========== ==========
Weighted averages shares outstanding..........  8,255,000  8,250,000  9,408,000
                                               ========== ========== ==========


                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 MARCH 28, 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 COMMON STOCK      ADDITIONAL
                               ------------------   PAID-IN   RETAINED
                                SHARES    AMOUNT    CAPITAL   EARNINGS  TOTAL
                               ---------  -------  ---------- -------- -------
Balance at March 25, 1994, as
 previously reported.......... 5,682,622  $ 3,905     $436    $ 6,228  $10,569
 Pooling of interests with
  North Star Plating
  Company..................... 2,450,000      --       117      5,592    5,709
                               ---------  -------     ----    -------  -------
Balance at March 25, 1994, as
 adjusted..................... 8,132,622    3,905      553     11,820   16,278
 Retirement of 62,755 shares
  of common stock ($3.32 per
  share)......................   (62,755)    (209)     --         --      (209)
 Issuance of 180,133 shares of
  common stock to
  officers ($3.35 per share)..   180,133      603      --         --       603
 Net income...................       --       --       --       2,435    2,435
                               ---------  -------     ----    -------  -------
Balance at March 31, 1995..... 8,250,000    4,299      553     14,255   19,107
 Net income...................       --       --       --       4,336    4,336
                               ---------  -------     ----    -------  -------
Balance at March 29, 1996..... 8,250,000    4,299      553     18,591   23,443
 Issuance of 1,500,000 shares
  in connection with initial
  public offering at $9.00 a
  share net of offering costs
  and commissions of $1,878... 1,500,000   11,622      --         --    11,622
 Net income...................       --       --       --       6,789    6,789
                               ---------  -------     ----    -------  -------
Balance at March 28, 1997..... 9,750,000  $15,921     $553    $25,380  $41,854
                               =========  =======     ====    =======  =======


                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                           YEAR ENDED
                                                  -----------------------------
                                                  MARCH 31, MARCH 29, MARCH 28,
                                                    1995      1996      1997
                                                  --------- --------- ---------
OPERATING ACTIVITIES:
Net income......................................   $2,435    $4,336    $ 6,789
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.................    1,401     1,607      2,617
  Deferred taxes................................     (639)      239       (487)
  Provision of losses on uncollectible accounts.      270       317        673
  Provision for losses on inventory.............    1,324       641        322
  (Gain) loss on sales of assets................       87       (11)      (150)
  Stock issued for compensation.................      603       --         --
  Changes in operating assets and liabilities:
   Accounts receivable..........................     (857)   (4,672)    (2,736)
   Inventories..................................     (267)   (5,700)    (6,834)
   Prepaid expenses and other receivables.......     (454)      574        (30)
   Other assets.................................      176       445       (454)
   Accounts payable.............................     (520)    3,947      2,908
   Accrued salaries, wages and related benefits.     (195)      539       (108)
   Other accrued liabilities and accrued pension
    costs.......................................      (60)     (524)      (458)
                                                   ------    ------    -------
Net cash provided by operating activities.......    3,304     1,738      2,052
INVESTING ACTIVITIES:
Proceeds from sales of assets...................       66        75        270
Acquisitions of certain service centers.........   (1,289)   (3,051)    (3,175)
Intangible assets acquired......................     (175)   (2,003)    (1,751)
Purchases of property, plant and equipment......   (2,504)   (1,945)    (3,854)
                                                   ------    ------    -------
Net cash used in investing activities...........   (3,902)   (6,924)    (8,510)
FINANCING ACTIVITIES:
Borrowings under bank credit facility...........    2,950     1,560     19,129
Payments under bank credit facility.............   (1,210)      (50)   (19,750)
Bankers acceptances and other short-term debt,
 net............................................   (1,024)    1,067         18
Borrowings on notes payable to officers,
 shareholders and other related parties.........       14       178        --
Payments on notes payable to officers,
 shareholders and other related parties.........      (13)     (364)       --
Borrowings on long-term debt....................    2,944     4,351         24
Principal payments on long-term debt............   (1,762)   (2,131)    (7,109)
Proceeds from initial public offering...........      --        --      11,622
Principal payments on capital lease obligations.     (141)
Retirement of stock.............................     (209)      --         --
                                                   ------    ------    -------
Net cash provided by financing activities.......    1,549     4,611      3,934
                                                   ------    ------    -------
Net increase (decrease) in cash.................      951      (575)    (2,524)
Cash at beginning of year.......................    3,500     4,451      3,876
                                                   ------    ------    -------
Cash at end of year.............................   $4,451    $3,876    $ 1,352
                                                   ======    ======    =======
Supplemental disclosures
  Interest paid during the year.................   $1,145    $1,503    $ 1,338
  Income taxes paid during the year.............   $2,631    $2,412    $ 5,311
  Acquisition of businesses using debt..........   $  --     $1,666    $   500
                                                   ------    ------    -------

                            See accompanying notes.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 28, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS INFORMATION

  The principal business of Keystone Automotive Industries, Inc. (the "Company") is the distribution of replacement parts for automobiles and light trucks to collision repair shops through a network of seventy service centers located within the United States and one in Mexico.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. and its wholly-owned subsidiary, North Star Plating Co. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

  The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by major financial institutions.

FISCAL YEAR

  The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The fiscal years ended March 31, 1995, March 29, 1996 and March 28, 1997, included 53, 52 and 52 weeks, respectively.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

INVENTORIES

  The Company's inventories consist primarily of automotive collision replacement parts, paint and related materials and bumpers. Inventories are stated at the lower of cost (first-in, first-out) or market.

DEPRECIATION

  The Company uses the straight-line method for depreciation of property, plant, and equipment over the following estimated useful lives:

   Buildings...............................   20 years
   Machinery and equipment................. 5-12 years
   Furniture and fixtures..................  5-6 years
   Auto and truck..........................  3-5 years
   Leasehold improvements.................. Term of lease or life of the asset, whichever is shorter, or 5-20 years.

  Depreciation expenses amounted to approximately $1,369,000, $1,483,000, and $2,001,000 for the years ended March 31, 1995, March 29, 1996 and March 28, 1997, respectively.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF RISK

  Accounts receivable subject the Company to a potential concentration of credit risk. Substantially all of the Company's customers are in the auto body repair business, none representing more than 1% of sales. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses have consistently been within management's expectations. During 1997 Keystone imported 25% of its products from the Far East.

ACCOUNTING ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

STOCK-BASED COMPENSATION

  The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Management has determined that the effect of applying Financial Accounting Standards Board Statement No. 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

REVENUE RECOGNITION

  The Company recognizes revenue from product sales at the time of shipment. The Company provides its customers the right to return products that are damaged or defective. The effect of these programs is estimated and current period sales and costs of sales are reduced accordingly.

INTANGIBLES

  Excess of cost over net assets acquired is amortized over a fifteen-year period using the straight-line method. Covenants not to compete are amortized using the straight-line method over the terms of the agreements. Amortization expense for the years ended March 31, 1995, March 29, 1996, and March 28, 1997 were $32,000, $124,000, and $616,000, respectively.


                                                                  1996    1997
                                                                 ------  ------
   Covenants not to compete..................................... $1,135  $3,012
   Excess of cost over net assets acquired......................  1,605   1,479
                                                                 ------  ------
                                                                  2,740   4,491
   Less: Accumulated amortization...............................   (156)   (772)
                                                                 ------  ------
   Total........................................................ $2,584  $3,719
                                                                 ======  ======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

  The Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission permitting the Company to sell shares of its common stock to the public. The Company restated its Articles of Incorporation and Bylaws to increase the authorized shares of common stock to 20,000,000 and to authorize 3,000,000 shares of preferred stock. No preferred stock has been issued. Additionally, the Board of Directors and shareholders approved a common stock split of 3.8467 to 1 on April 16, 1996. All share and per share amounts in these financial statements have been adjusted for the common stock split.

  Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents (attributable to stock options which are not material) outstanding during each period. Common stock equivalents were calculated using the treasury stock method.

NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic earnings per share and fully diluted earnings per share for the years ended March 31, 1995, March 29, 1996, and March 28, 1997 will not be material.

2. MERGER AND ACQUISITIONS

  Effective March 28, 1997, the Company completed a merger with North Star Plating Company ("North Star"). An aggregate of 2,450,000 shares of Keystone common stock was exchanged for all of the outstanding common stock of North Star. The transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented include North Star's historical activities. North Star used a September 30 year end. The North Star balance sheets and statements of income and cash flow have been conformed to Keystone's fiscal years ended March 31, 1995, March 29, 1996 and March 28, 1997.

                                                           YEAR ENDED
                                                   ----------------------------
                                                    MARCH     MARCH     MARCH
                                                     31,       29,       28,
                                                     1995      1996      1997
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Net sales:
     Keystone..................................... $101,596  $115,326  $138,380
     North Star...................................   32,479    43,317    58,227
     Intercompany eliminations....................   (1,420)   (1,622)   (2,286)
                                                   --------  --------  --------
   Combined....................................... $132,655  $157,021  $194,321
                                                   ========  ========  ========
   Net income:
     Keystone..................................... $  1,406  $  3,106  $  4,836
     North Star...................................    1,029     1,230     1,953
                                                   --------  --------  --------
   Combined....................................... $  2,435  $  4,336  $  6,789
                                                   ========  ========  ========
   Other changes in shareholders' equity:
     Keystone..................................... $    394  $    --   $ 11,622
     North Star...................................      --        --        --
                                                   --------  --------  --------
   Combined....................................... $    394  $         $ 11,622
                                                   ========  ========  ========

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


2. MERGER AND ACQUISITIONS (CONTINUED)

  Changes in shareholders' equity for the year ended March 31, 1995 are due to the issuance of 180,133 shares of common stock to officers for $3.35 a share and the retirement of 62,755 shares of common stock. Changes in shareholders' equity for the year ended March 28, 1997 are due to the proceeds from the Company's initial public offering less offering expenses, underwriters commissions and discounts.

  In connection with the merger, $905,000 of merger costs and expenses were incurred and have been charged to expense during the third and fourth quarter of the year ended March 28, 1997. The merger costs and expenses consisted primarily of legal, accounting, and investment banking fees.

  During the year ended March 29, 1996, the Company purchased substantially all of the assets, primarily inventory, furniture and fixtures, and equipment of M.A.P. International, C.D. Wheel and United Bumper. The Company paid approximately $1,192,000 in cash and a note for $150,000 due October 1998.

  In January of 1996 the Company's wholly-owned subsidiary (North Star) purchased substantially all of the assets of Carolina Bumper, Inc., Carolina Auto and Paint Supply, Inc., Carolina Truck Specialties/Automotive Colors, Inc. and Carolina Bumper/Automotive Colors, Inc., automotive and retail supply businesses. As consideration for the assets purchased, North Star paid cash of approximately $3,700,000, assumed certain liabilities and issued a one-year promissory note in the amount of $647,000. The note is due in monthly installments and bears interest at the rate of 8%. Promissory notes of $200,000 (due in 12 equal monthly installments) and $500,000 (due in 60 equal monthly installments), were issued in exchange for a five year covenant not to compete. Each note bears interest at a rate of 8%.

  The acquisitions for the year ended March 29, 1996 were accounted for using the purchase method. The acquired assets and liabilities were recorded at their estimated fair values. The results of operations have been included since the respective dates of acquisition. These results were not significant to the financial results of the Company.

  During fiscal 1997, the Company purchased substantially all of the assets primarily inventory, furniture and fixtures, and equipment of After Market Parts & Supply ("AMPS"), Augusta Bumper, Glenn Automotive Paint & Body Supply, Inc., and Stockton Plating Inc. The Company paid approximately $5,900,000 in total for these acquisitions. The acquired assets and liabilities were recorded at their estimated fair values. The acquisitions were accounted for using the purchase method. The results of operations have been included since the respective dates of acquisition. These results were not significant to the consolidated financial results of the Company.

3. SHAREHOLDERS' EQUITY

  In June 1996, the Company's Registration Statement of Form S-1 was declared effective by the Securities and Exchange Commission, permitting the Company to sell shares of its common stock to the public. The Company and selling shareholders sold 1,500,000 and 1,605,000 shares, respectively, at the initial offering price of $9.00 per share. The Company proceeds of $11,622,000 (net of underwriter commissions and offering costs) were used to pay down bank debt and for working capital.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


4. LONG-TERM DEBT

  Long-term debt consists of the following at March 29, 1996, and March 28, 1997 (in thousands):

                                                                  1996    1997
                                                                 ------  ------
   Note payable to bank, due in monthly installments of
    $50,000, plus interest at the prime rate (8.25% at March
    29, 1996), plus .5% due August 1, 1996.....................  $  250  $  --
   Various covenants not-to-compete, payable with interest up
    to 8%, through 2001........................................     804     884
   Notes payable to Bumper Exchange, monthly principal of
    $6,790 and interest at 1% above the prime rate (8.25% at
    March 29, 1996), payable through October 1997. Secured by
    inventory, property and equipment..........................     129     --
   Note payable to PNC bank, monthly payments of $6,649 with a variable interest rate (9.25% at March 29, 1996), payable
    through April 30, 1999. Secured by property................     674     --
   Note payable to D. Fales, interest at 1% above the prime
    rate, (8.25% at March 28, 1997), payable through October
    1998.......................................................     150     150
   Note payable to bank, secured by all inventories, equipment, accounts receivable and fixed assets, payable in monthly
    installments of $62,877, including 8.23% interest until
    December 31, 2000..........................................   3,883     --
   Note payable, XRJ, Inc., secured by acquired assets, payable
    in monthly installments of $56,438 until December 15, 1996.     544     --
   Capital lease obligation, payable in monthly installments of
    $5,678, including 6.73% interest through December 1, 1998..     175     117
   Other interest bearing notes, payable through 1999..........   1,822     695
                                                                 ------  ------
                                                                  8,431   1,846
   Less amount due within one year.............................  (2,527)   (741)
                                                                 ------  ------
   Amounts due after one year..................................  $5,904  $1,105
                                                                 ======  ======

  Long-term debt due after one year matures approximately as follows: 1998-- $741,000; 1999--$685,000; 2000--$225,000; 2001--$195,000; 2002 and
thereafter--$0.

5. FINANCING ARRANGEMENTS

  On March 25, 1997 the Company entered into a revolving loan agreement with a commercial lender that provides a $25,000,000 unsecured credit facility that expires on March 24, 1998. Initial advances under the revolving line of credit are made with interest at the prime rate (8.5% at March 28, 1997), however at the Company's option, all advances may be converted to LIBOR plus 0.75%- 0.875%. The weighted average interest rate on the line of credit was 8.3% and 8.1% for the years ended March 29, 1996 and March 28, 1997, respectively. The agreement also contains an unused line charge of 0.125%. At March 28, 1997 the unused portion of the line of credit was $12,371,000.

  The revolving loan agreement is subject to certain restrictive covenants and requires that the company maintain certain financial ratios. The Company was in compliance with all covenants as of March 28, 1997.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


6. RELATED PARTY TRANSACTIONS

  The Company has entered into various property lease agreements with related parties including certain of the Company's directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm's length transactions at the time such leases were entered into. Rent expense paid to related parties, included in the total rent expense, amounted to $724,000, $665,000 and $931,000 for 1995, 1996 and 1997, respectively, exclusive of the Company's obligation for property taxes and insurance.

  Notes payable to officers, shareholders, and other related parties are unsecured, due October 1, 1998, and bear interest at the prime rate (8.25% at March 28, 1997) plus 1%. Interest expense incurred in connection with these obligations was $32,000 at March 31, 1995, $43,000 at March 29, 1996 and $21,000 at March 28, 1997.

7. INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Significant components of the Company's deferred tax liabilities and assets as of year end as follows (in thousands):

                                                                  1996    1997
                                                                  -----  ------
   Deferred tax assets:
     Book depreciation over tax.................................. $  36  $  --
     Uniform cost capitalization.................................   546     765
     Inventory reserve...........................................   204     206
     Accrued expenses not currently deductible for tax...........   413     696
     Other, net..................................................   108     313
                                                                  -----  ------
   Total deferred tax assets..................................... 1,307   1,980
   Deferred tax liabilities:
     Prepaid expenses............................................  (381)   (385)
     Tax depreciation over book..................................   --     (182)
                                                                  -----  ------
   Total deferred tax liabilities................................  (381)   (567)
                                                                  -----  ------
   Net deferred tax assets....................................... $ 926  $1,413
                                                                  =====  ======

  No valuation allowance was necessary for deferred tax assets in 1996 or 1997.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


7. INCOME TAXES (CONTINUED)

  Significant components of the provision for income taxes attributable to operations under the liability method are as follows (in thousands):

                                                           1995    1996   1997
                                                          ------  ------ ------
   Current:
     Federal............................................. $1,760  $2,064 $3,958
     State...............................................    422     533    964
                                                          ------  ------ ------
                                                           2,182   2,597  4,922
   Deferred:
     Federal.............................................   (436)    203   (390)
     State...............................................   (203)     36    (97)
                                                          ------  ------ ------
                                                            (639)    239   (487)
                                                          ------  ------ ------
                                                          $1,543  $2,836 $4,435
                                                          ======  ====== ======

  The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows (in thousands):

                                                           1995    1996   1997
                                                          ------  ------ ------
   Income taxes at statutory tax rate.................... $1,353  $2,438 $3,816
   State income taxes, net of federal tax effect.........    210     381    565
   Non-deductible expenses...............................     14      17     47
   Other, net............................................    (34)    --       7
                                                          ------  ------ ------
                                                          $1,543  $2,836 $4,435
                                                          ======  ====== ======

8. EMPLOYEE BENEFIT PLANS

  The Company has an employee stock ownership plan which covers substantially all of its employees. Under the terms of the Internal Revenue Code, each year's tax deductible contribution is limited to a maximum of 15% of the Company's qualified payroll. A carryover of unused allowable contributions is allowed, subject to certain limits. Under the terms of the plan, the Company makes the contribution to the Trustee, who is required to follow the Administrative Committee's investment decisions. The Company's contributions to the plan were $190,000, in 1995, and none in 1996 and 1997, respectively.

  In March 1979, the Company adopted a defined benefit pension plan (the "Plan") to provide pension benefits to all non-union employees. Plan benefits are based on an employee's years of service and the compensation during the five years of employment which would yield the highest average compensation. The assets of the plan consist primarily of investments in mutual funds, time certificates of deposit, and marketable debt securities. The Company's policy is to fund pension cost accrued.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


8. EMPLOYEE BENEFIT PLANS (CONTINUED)

  The net periodic pension cost for the Plan for the years ended March 31, 1995, March 29, 1996 and March 28, 1997, consisted of the following (in thousands).

                                                            1995   1996   1997
                                                            -----  -----  -----
   Service costs-- benefits earned during the year......... $ 120  $ 132  $ 154
   Interest cost on projected benefit obligation...........   188    213    232
   Actual return on assets.................................  (136)  (153)  (199)
   Net amortization and deferral...........................    40     45     40
                                                            -----  -----  -----
                                                            $ 212  $ 237  $ 227
                                                            =====  =====  =====

  The following is a summary of the status of the funding of the Plan (in thousands):

                                                                1996     1997
                                                               -------  -------
   Actuarial present value of benefit obligations:
     Vested benefit obligations..............................  $(2,414) $(2,783)
     Non-vested benefit obligations..........................      (65)     (81)
                                                               -------  -------
   Accumulated benefit obligations...........................  $(2,479) $(2,864)
                                                               =======  =======
   Projected benefit obligations.............................  $(2,902) $(3,380)
   Assets of the plan at market..............................    2,442    2,989
                                                               -------  -------
   Projected benefit obligation greater than assets of the
    plan.....................................................     (460)    (391)
   Unrecognized net obligation not yet recognized in periodic
    pension cost.............................................    1,148    1,195
   Unrecognized net transition obligation at March 28, 1987,
    being recognized over 25 years...........................      128      120
   Adjustment required to recognize minimum liability:
     Accrued but not expensed................................       (1)     --
     Unfunded liability......................................       36      --
                                                               -------  -------
   Prepaid pension included in other assets and prepaid
   expenses..................................................  $   851  $   924
                                                               =======  =======

  In determining the actuarial present value of projected benefit obligations at March 29, 1996 and March 28, 1997, a discount rate of 8% was used. Future compensation levels are assumed to increase at an annual rate of 5%. The expected long-term annual rate of return on assets was 8% for the years ended March 31, 1995, March 29, 1996, and March 28, 1997. In April 1997 the Board of Directors approved the freezing of the defined benefit pension plan. Management estimates, after consulting with the Company's actuary, that the curtailment of the plan is not material to the Company's results of operations. However, this estimate depends on the plan's asset values at the date of curtailment.

  North Star, a wholly-owned subsidiary, adopted a 401(k) plan in fiscal 1996 that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 4% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Contributions to the plan were $43,000 and $173,000, as of March 29, 1996 and March 28, 1997, respectively. On April 1, 1997 the plan was amended to include substantially all of the Company's employees and to increase the matching contribution to 6% of employee contribution.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


9. STOCK COMPENSATION PLANS

  In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the "Plan"). There were 730,000 shares of Common Stock reserved for issuance under the 1996 Plan. The 1996 Plan provides for granting of stock options that may be either "incentive stock options" within the meaning of
Section 422A of the Internal Revenue Code of 1986 (the "Code") or "non-qualified stock options," which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant. Stock options may not be granted longer that 10 years from the date of the 1996 Plan. All options granted have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
   STOCK OPTION PLAN                                            SHARES   PRICE
   -----------------                                            ------- --------
   Outstanding at March 29, 1996                                    --      --
     Granted................................................... 432,000  $11.90
     Exercised.................................................     --      --
     Expired...................................................     --      --
   Outstanding at March 28, 1997............................... 432,000  $11.90

  The following tabulation summarizes certain information concerning outstanding and exercisable options at March 28, 1997:

                                                                   PRICE RANGE
                                                                 ---------------
                                                                         $12.25
                                                                           TO
                                                                  $9.00  $15.00
                                                                 ------- -------
   Outstanding options:
     Number outstanding......................................... 220,000 212,000
     Weighted average exercise price............................ $  9.00 $ 14.90
     Weighted average remaining contractual life in years.......     9.2     9.3
   Exercisable options:
     Number exercisable.........................................  20,000  45,000
     Weighted average exercise price............................ $  9.00 $ 12.69

  There were no exercisable options outstanding in fiscal years 1996 and 1995.

  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                                           1997
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               ------
   Pro forma:
     Net income.......................................................... $6,667
     Earnings per share:
      Primary............................................................ $ 0.71
      Fully diluted...................................................... $ 0.71

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997


9. STOCK COMPENSATION PLANS (CONTINUED)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                           1997
                                                                           ----
   Risk free interest rate................................................ 6.52%
   Expected life in years.................................................    4
   Expected volatility.................................................... 26.8%
   Expected dividend yield................................................ 0.00%

  In fiscal 1995 the Company had 180,133 shares exercised at a weighted average price of $3.35. This resulted in compensation expense of $1,200,000. The plan under which these option were granted was terminated in 1995.

10. COMMITMENTS

  The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contain renewal options from two to five years.

  Future minimum lease payments, under noncancelable operating leases with initial terms of one year or more, are approximately as follows at March 28, 1997 (in thousands):

                                                       RELATED           TOTAL
                                                        PARTY          OPERATING
                                                       LEASES   OTHER   LEASES
                                                       ------- ------- ---------
   1998............................................... $1,002  $ 3,987  $ 4,989
   1999...............................................    946    3,200    4,146
   2000...............................................  1,078    2,699    3,777
   2001...............................................  1,005    1,749    2,754
   2002...............................................    977      774    1,751
   Thereafter.........................................  2,881      234    3,115
                                                       ------  -------  -------
   Total minimum rental payments...................... $7,889  $12,643  $20,532
                                                       ======  =======  =======

  Total rent expense amounted to $2,707,000, $4,044,000 and $4,985,000 for 1995, 1996 and 1997, respectively, exclusive of the Company's obligation for property taxes and insurance. Certain leases contain provisions for rent escalation that is being amortized on a straight-line basis over the lives of the leases.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended March 29, 1996 and March 28, 1997.


                                                 JUNE 30 SEPT. 29 DEC. 29 MAR. 29
                                                 ------- -------- ------- -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
                                                 -------------------------------
   1996:
     Net Sales.................................. $34,667 $35,420 $38,763 $48,171
     Gross Profit...............................  13,810  13,773  15,479  18,828
     Net Income.................................     760     824   1,199   1,553
     Earnings Per Share.........................    0.09    0.10    0.15    0.19

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                MARCH 28, 1997

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)


                                                 JUNE 28 SEPT. 27 DEC. 27 MAR. 28
                                                 ------- -------- ------- -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
                                                 -------------------------------
   1997:
     Net Sales.................................. $45,561 $43,894 $49,905 $54,961
     Gross Profit...............................  18,296  17,712  20,566  22,695
     Net Income.................................   1,519   1,636   1,857   1,777
     Earnings Per Share.........................    0.18    0.17    0.19    0.18


12. SUBSEQUENT EVENTS

  Effective on May 23, 1997, the Company's Chairman and Chief Executive Officer resigned his positions to pursue other interests. Under the terms of the employment agreement, the Company is obligated to pay the balance of his contract and to provide for certain employee benefits. The Company will record a pre tax charge of approximately $700,000 in the first quarter of fiscal year 1998 in connection with the settlement of all outstanding obligations.

  The Company is planning to file a Form S-1 Registration Statement with the SEC in connection with a secondary offering of its common stock. The filing is expected to be effective June 1997. Management has indicated the proceeds from the offering will be used to paydown the Company's indebtedness under its revolving lines of credit.

  The Company is currently negotiating acquisitions for substantially all the assets and specific liabilities of a bumper distributor located in the Southeast and a wheel remanufacturer located in the Midwest for approximately $4,100,000 in cash. The acquisitions are expected to be completed in June of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the directors and executive officers of the Company.

                                                                       YEARS
                                                                      EMPLOYED
           NAME          AGE                POSITION                 BY COMPANY
           ----          ---                --------                 ----------
   Ronald G. Brown......  60 Chairman of the Board                       29(1)
   Charles J. Hogarty...  56 President, Chief Executive Officer          36
                              and Director
   Al A. Ronco..........  61 Executive Vice President and Director       37
   Kim D. Wood..........  40 Vice President and President and            15(1)
                              Chief Operating Officer of North
                              Star
   John M. Palumbo......  41 Vice President, Treasurer, and Chief         1
                              Financial Officer
   Robert L. Blanton....  54 Vice President -- Finance                   27
   Christopher Northup..  37 Vice President -- Sales and Marketing       13
   James C. Lockwood....  59 Vice President -- General Counsel and        *
                              Secretary
   Timothy C. McQuay(2).  45 Director                                    --
   George E. Seebart(2).  68 Director                                    --

--------
  * Less than one year.
(1) Includes years of service at North Star.
(2) Member of the Audit Committee and the Compensation Committee.

  RONALD G. BROWN was elected a director of the Company upon completion of the North Star Merger pursuant to the terms of the Merger Agreement and was elected as Chairman of the Board of Directors in May 1997. Mr. Brown served as President of North Star from its founding in 1968 until the North Star Merger and he is currently the Vice-President -- Manufacturing of North Star. From 1982 to the present, he has been a member of the Board of Directors of First Bank N.A. of Brainerd, Minnesota, an affiliate of North Star's primary bank lender. Mr. Brown has served as a member of the Board of Directors and Vice President of the Bumper Recycling Association of North America.

  CHARLES J. HOGARTY has served as the President, Chief Operating Officer and a director of the Company since 1987 and was appointed the Chief Executive Officer of the Company in May 1997. From his joining the Company in 1960 until 1987, Mr. Hogarty held various positions, including salesman, sales manager, general manager and regional manager. Mr. Hogarty served as a director of the Aftermarket Body Parts Association from 1984 to 1993, President in 1989 and Chairman in 1990.

  AL A. RONCO has served as the Executive Vice President and a director of the Company since 1987 and as Secretary from 1987 until he resigned that position in May 1997. From his joining the Company in 1959 until 1987, Mr. Ronco held various positions, including salesman, production manager, general manager and regional manager.

  KIM D. WOOD was elected President and Chief Operating Officer of North Star upon completion of the North Star Merger in March 1997 and was elected a Vice President of the Company in May 1997. Mr. Wood served as Vice President of North Star from 1982 until the completion of the North Star Merger. Mr. Wood is a member of the Aftermarket Body Parts Association and the Certified Automotive Parts Association. From 1993 through 1995, he was the Chairman of the Board of the Aftermarket Body Parts Association.

  JOHN M. PALUMBO joined the Company as Vice President and Treasurer in March 1996 and was appointed Chief Financial Officer in May 1997. From 1988 until he joined the Company in 1996, Mr. Palumbo served as Chief Financial Officer, Treasurer and Corporate Secretary of American United Global, Inc., a public company engaged in the manufacture of certain automotive parts.

  ROBERT L. BLANTON has served as the Vice President -- Finance of the Company since 1976. From his joining the Company in 1969 until 1976, Mr. Blanton held various positions, including office manager of a wheel fabrication plant and staff accountant.

  CHRISTOPHER NORTHUP has served as Vice President -- Sales and Marketing since October 1996. From 1987 until October 1996, Mr. Northup served as the National Marketing Director. From his joining the Company in 1983 until 1987, Mr. Northup held the position of Publications Manager.

  JAMES C. LOCKWOOD joined the Company in April 1997 and was appointed Vice President -- General Counsel and Secretary in May 1997. From July 1985 until he joined the Company in April 1997, Mr. Lockwood was a member of the law firm of Troy & Gould Professional Corporation.

  TIMOTHY C. MCQUAY was appointed a director of the Company upon the completion of its initial public offering in June 1996. Mr. McQuay joined the Corporate Finance Department of Crowell, Weedon & Co. as Managing Director --
 Corporate Finance in October 1994. From May 1993 to October 1994, Mr. McQuay was Vice President, Corporate Development with Kerr Group, Inc., a NYSE-listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay was Managing Director -- Merchant Banking with Union Bank. Mr. McQuay is a director of Meade Instruments Corp., a publicly-held company.

  GEORGE E. SEEBART was appointed a director of the Company upon the completion of its initial public offering in June 1996. From 1964 until his retirement in 1993, Mr. Seebart was employed in various executive positions with Farmers Group, Inc., including as Senior Vice President, Field Operations and Vice President, Sales and Marketing. Additionally, from 1987 to 1992, Mr. Seebart was President of Mid-Century Insurance Company, a subsidiary of Farmers Group, Inc.

  Pursuant to the North Star Merger, certain shareholders of the Company, including Virgil K. Benton II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo, agreed to vote all shares held by them to elect Ronald G. Brown as a director of Keystone.

  All directors are elected annually and serve until the next annual meeting of shareholders or until their successors have been elected and qualified. All officers are appointed by and serve at the discretion of the Board of Directors, subject to employment agreements, where applicable. There are no family relationships between any directors or officers of the Company. The Company's Articles of Incorporation provide that, upon the satisfaction of certain conditions, the Board of Directors will be divided into three classes of directors, each serving for staggered three-year terms. The Company believes that the conditions have been satisfied and that the Board of Directors will be divided into three classes of Directors at the annual meeting of shareholders scheduled to be held in August 1997.

  The Board of Directors has established an Audit Committee and a Compensation Committee, whose members are currently Messrs. McQuay and Seebart.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

    ITEM 14. EXIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

  See the Index to Item 8 above.

(A)(2) FINANCIAL STATEMENT SCHEDULE:

  See (d) below.

(A)(3) EXHIBITS:

  The following exhibits are filed herewith or incorporated by reference herein:

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
  3.1+++     Amended and Restated Bylaws of the Registrant. [3.4]*
  3.1.1+++++ Amendment to Amended and Restated Bylaws of the Registrant.
             [3.1.1]*
  3.2+++     Restated Articles of Incorporation of the Registrant. [3.5]*
  4.1+++     Form of stock certificate. [4.1]*
 10.1+       Employment Agreement dated June 20, 1996, between the Registrant and Virgil K. Benton II. [10.1]*
 10.2+       Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty. [10.2]*
 10.3+       Employment Agreement dated June 20, 1996, between the Registrant and Al A. Ronco. [10.3]*
 10.4+       Employment Agreement dated June 20, 1996, between the Registrant and Robert L. Blanton. [10.4]*
 10.5++++    Employment Agreement between North Star and Ronald G. Brown.
             [10.5]*
 10.6++++    Employment Agreement between North Star and Kim D. Wood. [10.6]*
 10.7+       Indemnification Agreement dated June 20, 1996 between the
              Registrant and Virgil K. Benton II. [10.5]*
 10.8+       Indemnification Agreement dated June 20, 1996 between the
              Registrant and Charles J. Hogarty. [10.6]*
 10.9+       Indemnification Agreement dated June 20, 1996 between the
             Registrant and Al A. Ronco. [10.7]*
 10.10+      Indemnification Agreement dated June 20, 1996, between the
              Registrant and Robert L. Blanton. [10.8]*
 10.11+      Indemnification Agreement dated June 20, 1996, between the
              Registrant and John M. Palumbo. [10.9]*
 10.12++++   Indemnification Agreement between the Registrant and Ronald G.
             Brown. [10.12]*
 10.13++++   Indemnification Agreement between the Registrant and Kim D. Wood.
             [10.13]*

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
 10.14+     Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan,
             together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*
 10.15+     The Registrant's Employee Defined Benefit Pension Plan, as amended.
            [10.11]*
 10.16+     The Registrant's Employee Stock Ownership Plan, as amended.
            [10.12]*
 10.17+     The Registrant's 1989 Restricted Stock Option Plan. [10.13]*
 10.18+     Lease Agreement, dated January 5, 1995, between V-JAC Properties,
             Ltd. and the Registrant. [10.14]*
 10.19+     Lease Agreement, dated January 5, 1995, between B-J Properties,
            Ltd. and the Registrant. [10.15]*
 10.20+     Lease and Option Agreement, dated April 1, 1995, between Benton
             Real Properties, Inc. and the Registrant. [10.16]*
 10.21+     Lease and Option Agreement, dated January 1, 1991, between Benton
             Real Properties, Inc. and the Registrant. [10.17]*
 10.22+     Lease Agreement, dated January 5, 1995, between V-JAC Properties,
             Ltd. and the Registrant. [10.18]*
 10.23+     Loan and Security Agreement, dated December 17, 1990, between Union
             Bank and the Registrant, as amended. [10.19]*
 10.24++    Letter dated May 24, 1996 from Union Bank to the Registrant.
            [10.19.1]*
 10.25+     Term Loan Rider, dated December 17, 1990, between Union Bank and the Registrant. [10.20]*
 10.26+     Inventory Rider Agreement, dated December 17, 1990, between Union
             Bank and the Registrant, as amended. [10.21]*
 10.27+     Term Promissory Note, dated December 17, 1990, by the Registrant in favor of Union Bank. [10.22]*
 10.28+     Letter of Credit/Bankers Acceptance Rider, dated December 17, 1990, between Union Bank and the Registrant, as amended. [10.23]*
 10.29+     ERISA Rider, dated December 17, 1990, between Union Bank and the
            Registrant. [10.24]*
 10.30+     Equipment Rider, dated December 17, 1990, between Union Bank and the Registrant, as amended. [10.25]*
 10.31+     Waiver Letter, dated April 15, 1994, between Union Bank and the
            Registrant. [10.26]*
 10.32+     Promissory Note, dated September 28, 1992, from the Registrant to the order of Bumper Exchange, Inc. [10.27]*
 10.33++++  Underwriting Agreement dated June 20, 1996, among the Registrant, certain selling shareholders and Morgan Keegan & Company, Inc. and
             Crowell, Weedon & Co., as representatives of the several
             underwriters. [10.33]*
 10.34++++  Letter Agreement dated January 15, 1996, between Registrant and
            Crowell, Weedon & Co. [10.34]*
 10.35++++  Affiliate Agreement dated December 6, 1996, among the Registrant,
             North Star Plating Company, Ronald G. Brown and Kim D. Wood.
             [10.35]*
 10.36++++  Form of Registration Rights Agreement among the Registrant, North
             Star Plating Company, Ronald G. Brown and Kim D. Wood [10.36]*
 10.37++++  Voting Agreement dated December 6, 1996, among the Registrant,
             North Star Plating Company, Virgil K. Benton, II, Charles J.
             Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo.
             [10.37]*
 10.38+++++ Credit Agreement dated March 25, 1997 between the Registrant and
            Mellon Bank, N.A. [10.38]*

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
 10.39++++  Agreement and Plan of Merger among the Registrant, North Star
             Merger, Inc., North Star Plating Company, Ronald G. Brown and
             Kim D. Wood dated December 6, 1996. [2.1]*
 10.40+++++ Resignation Agreement and General Release effective as of May 23,
             1997 between the Registrant and Virgil K. Benton II. [10.40]*
 10.41+++++ Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*
 10.42+++++ Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*
 10.43+++++ Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star.
             [10.43]*
 10.44+++++ Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*
 11.1+++++  Computation of per share earnings. [11.1]*
 21.1+++++  Subsidiaries. [21.1]*
 23.1       Consent of Ernst & Young LLP, independent auditors of Registrant.
 27.1       Financial Data Schedule.

--------
*     Indicates the exhibit number of the document in the original filing.
+ Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-
      3994).
++ Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 30, 1996.
+++ Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
++++ Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
+++++ Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).

(B) REPORTS ON FORM 8-K:

  The Company filed no reports on Form 8-K during the quarter ended March 28, 1997.

(C) EXHIBITS:

  See (a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES:

  Independent Auditors Report on Schedule

  Schedule II  Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or the required information is shown in the Registrant's financial statements or the related notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

  We have audited the financial statements of Keystone Automotive Industries, Inc. as of March 28, 1997, March 29, 1996 and March 31, 1995 and for each of the three years in the period ended March 28, 1997, and have issued our report thereon dated May 23, 1997, (included elsewhere in this Annual Report). Our audits also included the financial statement schedule of Keystone Automotive Industries, Inc. listed in Item 14(d) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       Ernst & Young LLP

Los Angeles, California
May 23, 1997

                         KEYSTONE AUTOMOTIVE INDUSTRIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED             BALANCE AT
                           BEGINNING  COSTS AND  TO OTHER              END OF
       DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS   PERIOD
       -----------         ---------- ---------- -------- ---------- ----------
Year ended March 31, 1995
  Allowance for
   uncollectible accounts.    $418       $270      $--       $257(1)    $431
Year ended March 31, 1996
  Allowance for
   uncollectible accounts.     431        317       --        393(1)     355
Year ended March 28, 1997
  Allowance for
   uncollectible accounts.     355        673       --        370        658

--------
(1) Uncollectible accounts written off, net of recoveries.

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED             BALANCE AT
                           BEGINNING  COSTS AND  TO OTHER              END OF
       DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS   PERIOD
       -----------         ---------- ---------- -------- ---------- ----------
Year ended March 31, 1995
  Allowance for slow-
   moving inventory.......   $  80      $1,324     $--      $  42      $1,362
Year ended March 31, 1996
  Allowance for slow-
   moving inventory.......   1,362         641      --      1,508         495
Year ended March 28, 1997
  Allowance for slow-
   moving inventory.......     495         322      --        307         510

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                              /s/ Charles J. Hogarty
                                          By:____________________________
                                                Charles J. Hogarty,
                                                     President
Dated: June 20, 1997

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Charles J. Hogarty        President, Chief Executive      June 20, 1997
------------------------------------  Officer and Director
         Charles J. Hogarty


          /s/ Al A. Ronco            Executive Vice President,       June 20, 1997
------------------------------------  and Director
            Al A. Ronco


        /s/ John M. Palumbo          Vice President and Treasurer    June 20, 1997
------------------------------------  (Principal Financial and
          John M. Palumbo             Accounting Officer)


                                     Director
------------------------------------
          Ronald G. Brown


       /s/ Timothy C. McQuay         Director                        June 20, 1997
------------------------------------
         Timothy C. McQuay

                                     Director
------------------------------------
         George E. Seebart