Form 10-Q
period 1997-06-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1997-08-08
CIK 1012393

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 27, 1997

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

     Yes   X     No

The number of shares outstanding of the registrant's Common Stock, no par value, at June 27, 1997 was 9,750,000 shares.

This Form 10-Q contains 12 pages.



                                      (1)

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

                                                                        Page Number
PART I.             FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets                                                    3
                June 27, 1997 (unaudited) and March 28, 1997

          Statements of Income                                              4
                Three months ended June 27, 1997
                (unaudited) and three months ended
                June 29,1996 (unaudited)

          Statements of Cash Flows                                          5
                Three months ended June 27, 1997 (unaudited)
                and three months ended June 29,1996 (unaudited)

          Notes to Financial Statements (unaudited)                         6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and   8-10
          Results of Operations


PART II.        OTHER INFORMATION

Item 1.   Legal Proceedings                                                 11

Item 2.   Changes in Securities                                             11

Item 3.   Defaults Upon Senior Securities                                   11

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  12

                                      (2)

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                BALANCE SHEETS
                                --------------
                     (In thousands, except share amounts)

                                    ASSETS

                                                                                       June 27,     March 28,
                                                                                         1997          1997
                                                                                      -----------   ----------
                                                                                      (Unaudited)     (Note)
Current assets:
  Cash.............................................................................     $  1,665      $ 1,352
  Accounts receivable, less allowance for doubtful accounts of $664 at June 1997
       and $658 at March 1997......................................................       19,870       18,738
  Inventories, primarily finished goods............................................       39,631       39,512
  Other current assets.............................................................          540          897
  Due from Underwriters............................................................       37,832
  Deferred Taxes...................................................................        1,786        1,786
                                                                                        --------      -------
       Total current  assets.......................................................      101,324       62,285

Property, plant and equipment, net:................................................       11,660       10,750
Intangibles........................................................................        6,724        3,719

Other assets.......................................................................        1,793        2,046
                                                                                        --------      -------
       Total assets................................................................     $121,501      $78,800
                                                                                        ========      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit....................................................................       19,823      $12,629
 Bankers acceptances and other short term debt.....................................        2,833        3,538
 Accounts payable..................................................................       11,479       15,994
 Accrued liabilities...............................................................        4,366        2,536
 Long term debt, due within one year...............................................          701          741
                                                                                         -------      -------
  Total current liabilities........................................................       39,202       35,438

Long-term debt, less current portion...............................................          208          913
Notes payable to officers, shareholders and other related parties..................          192          192
Deferred Taxes.....................................................................          403          403

Shareholders' equity:
 Preferred stock, no par value:
Authorized shares -- 3,000,000
None issued and outstanding
 Common stock, no par value:
Authorized shares - 20,000,000
      Issued and outstanding shares - 12,360,000 at June 1997 and 7,300,000
     at March 1996 at stated value.................................................       53,753       15,921
 Additional paid-in capital........................................................          553          553
 Retained earnings.................................................................       27,190       25,380
                                                                                         -------      -------
    Total shareholders' equity.....................................................       81,496       41,854
                                                                                         -------      -------
   Total liabilities and shareholders' equity......................................      121,501      $78,800
                                                                                         =======      =======

                             See accompanying notes

NOTE: The balance sheet at March 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                      (3)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                             STATEMENTS OF INCOME
                             --------------------
                                  (unaudited)
              (In thousands, except per share and share amounts)

                                            Three Months Ended
                                          -----------------------
                                            June 27,     June 29,
                                                1997         1996
                                          ----------   ----------

Net sales..............................   $   53,481   $   45,561
Cost of sales..........................       31,942       27,265
                                          ----------   ----------
Gross profit...........................       21,539       18,296

Operating expenses:
  Selling and distribution expenses....       14,298       12.771
  General and administrative...........        3,246        2,508
  Severance costs......................          705           --
                                          ----------   ----------

Operating income.......................        3,290        3,017
Interest expense.......................          273          420
                                          ----------   ----------
Income before income taxes.............        3,017        2,597
Income taxes...........................        1,207        1,078
                                          ----------   ----------
Net income.............................   $    1,810   $    1,519
                                          ==========   ==========
Net Income per share...................        $0.19   $     0.18
                                          ==========   ==========
Weighted averages shares outstanding...    9,779,000    8,400,000
                                          ==========   ==========

                              See accompanying notes

                                      (4)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                           STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)
                                (In thousands)

                                                               Three Months Ended
                                                              --------------------
                                                                  June        June
                                                              27, 1997    29, 1996
                                                              --------    --------
OPERATING ACTIVITIES
Net income................................................     $ 1,810     $ 1,519
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization.............................         663         481
Deferred taxes............................................          --         (65)
Provision for losses on uncollectible accounts............           6          38
Provision for losses on inventory.........................         256         609
Changes in operating assets and liabilities:
  Accounts receivable.....................................        (908)        713
  Inventories.............................................          88      (1,454)
  Prepaid expenses, other receivables and other assets....         469         426
  Accounts payable........................................      (4.516)     (3,753)
  Accrued salaries, and other accrued liabilities.........       1,804       1,226
                                                               -------     -------
Net cash provided by (used in) operating activities......         (328)       (260)

INVESTING ACTIVITIES
Purchases of property, plant and equipment................      (1,013)       (692)
Cash paid for acquisitions................................      (4,090)         --
                                                               -------     -------
Net cash used in investing activities.....................       5,103        (692)

FINANCING ACTIVITIES
Borrowings (Payments) under bank credit facility..........       7,194      (5,000)
Bankers acceptances and other short-term debt, net........        (705)        387
Principal payments on long-term debt......................        (745)       (710)
Net proceeds of initial public offering...................          --      11,755
                                                               -------     -------
Net cash provided by financing activities.................       5,744       6,432

Net increase in cash......................................         313       5,480

Cash at beginning of period...............................       1,352       3,876
Cash at end of period.....................................       1,665       9,356

Supplemental disclosures
  Interest paid during the period.........................         166         434
  Income taxes paid during the period.....................         108         420

                              See accompanying notes

                                      (5)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)
                                 JUNE 27, 1997


1.        BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended June 27, 1997 are not necessarily indicative of the results that may be expected for the full year ended March 28, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended March 29, 1997, included in the Keystone Automotive Industries, Inc. Registration Statement on Form S-1 (File No. 333-3994) filed with the Securities and Exchange Commission and declared effective on June 26, 1997.

2.        EARNINGS PER SHARE

          Earnings per share are computed using the weighted average number of shares of Common Stock and Common Stock equivalents attributable to stock options. Common Stock equivalents were calculated using the treasury stock method.

3.        INCOME TAXES

          Income tax provisions for interim periods are based on estimated effective annual income tax rates.

4.        NEW ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board Issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for the quarter ended June 27, 1997 would not be material.

5.        ACQUISITIONS

          The Company completed two acquisitions of distributors of aftermarket collision replacement parts during the period. The aggregate purchase price of the acquisitions was approximately $4,090,000 and they were accounted for using the purchase accounting method.

6.        MERGER

          On March 28, 1997, the Company completed a merger with North Star Plating Company by issuing 2,450,000 shares of its Common Stock. The acquisition was accounted for under the pooling of interests method of accounting. The accounts are of the combined company for all periods presented.

7.        SUBSEQUENT EVENTS

          On June 26, 1997, the Company commenced a secondary offering of Common Stock with respect to a total of 2,610,000 shares, which offering was completed and payment was received from the Underwriters on July 2, 1997. The offering also included 2,610,000 shares from selling shareholders. Net proceeds to the Company are estimated to be approximately $37,820,000.

                                      (6)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (CONTINUED)



          On June 30, 1997, the Company completed an acquisition of a distributor of aftermarket collision replacement parts with six locations in the southwestern United States. The acquisition was completed by issuing stock and assuming certain liabilities and was accounted for under the purchase method of accounting. On August 6, 1997, the Company completed the acquisition of a distributor of paint and related materials with operations in Murray (Salt Lake City area), Orem and Bountiful, Utah. The acquisition was a cash transaction and was accounted under the purchase method.

8.        SEVERANCE COSTS

          The Company incurred approximately $705,000 of costs related to the severance of its former Chairman and Chief Executive Officer.

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

GENERAL
-------

          On March 28, 1997, the Company completed the North Star Merger which was accounted for as a pooling of interests, in which the Company issued 2,450,000 shares of its Common Stock. The pooling of interests method of accounting requires that financial information be presented on an historical combined basis for all periods presented. Therefore, the following discussion of results of operations and liquidity and capital resources reflects the combined companies


RECENT ACQUISITIONS
-------------------

          In May 1997, the Company acquired the assets of Alloy Wheel Service, Inc. which operated wheel remanufacturing facilities in Minneapolis, Minnesota and Chicago, Illinois. Also in May 1997, the Company acquired the assets of U.S. Plating Corporation dba Alert Bumper with operations in Tampa and Orlando, Florida. The Orlando facility will be combined with the Company's existing facility in that city. These acquisitions were cash transactions and were accounted for under the purchase method of accounting.

SUBSEQUENT EVENTS
-----------------

          On June 30, 1997, the Company completed the acquisition of All Makes Body Parts, Inc. with operations in Phoenix and Tucson, Arizona, El Paso, Texas, Albuquerque, New Mexico, Las Vegas, Nevada and Denver, Colorado. This acquisition was accomplished by the issuance of 234,552 shares of stock and the assumption of certain liabilities and was accounted for under the purchase method of accounting. On August 6, 1997, the Company acquired the assets of Reddish Professional Auto Paint Supply, Inc. with operations in Murray (Salt Lake City area), Orem and Bountiful, Utah. This was a cash transaction accounted for under the purchase method.

                                      (8)

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


RESULTS OF OPERATIONS
---------------------

          The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                          Three Months Ended
                                          ------------------
                                         June 27,    June 29,
                                             1997        1996
                                         --------    --------

Net sales.............................      100.0%      100.0%
Cost of sales.........................       59.7        59.8
                                            -----       -----
Gross profit..........................       40.3        40.2
Selling and distribution expenses.....       26.7        28.0
General and administrative expenses...        6.1         5.5
Severance costs.......................        1.3         0.0
                                            -----       -----
Income from operations................        6.2         6.6
Interest expense......................        0.5         0.9
                                            -----       -----
Net Income............................        3.4%        3.3%
                                            =====       =====

Three Months ended June 27, 1997 Compared to three Months ended June 29, 1996

          Net sales were $53.5 million for the three months ended June 27, 1997 compared to $45.6 million for the three months ended June 29, 1996, an increase of $7.9 million or 17.4%. This increase was due primarily to an increase of $2.4 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $2.6 million in sales of new and recycled bumpers and an increase of $1.3 million in sales of paint and related materials, which increases represent increases of approximately 14%, 15% and 15%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $1.5 million of remanufactured alloy wheels in the first quarter of fiscal 1998 compared to $301,000 in the prior year period, an increase of 397%. These increases were attributable primarily to an increase in the number of service centers in operation and an increase in unit volume. Price increases were not a material factor in increased net sales.

          Gross profit increased to $21.6 million (40.3% of net sales) in the first quarter of fiscal 1998 from $18.3 million (40.2% of net sales) in the first quarter of fiscal 1997, an increase of 17.7%, primarily as a result of the increase in net sales. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions and competition.

          Selling and distribution expenses increased to $14.3 million (26.7% of net sales) in the first quarter of fiscal 1998 from $12.8 million (28.0% of net sales) in the first quarter of fiscal 1997, an increase of 12%. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being absorbed over a larger revenue base, which were partially offset by costs associated with consolidating and assimilating acquisitions.

          General and administrative expenses increased to $3.2 million (6.1% of net sales) in the first quarter of fiscal 1998 from $2.5 million (5.5% of net sales) in the first quarter of fiscal 1997, an increase of 29.4%. The increase in these expenses as a percentage of net sales in fiscal 1997 was primarily the result of costs incurred in assimilating acquired operations.

          In addition, during the first quarter of fiscal 1998, the Company incurred $705,000 of severance costs related to resignation of its former Chairman and Chief Executive Officer.

                                      (9)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          In June 1997, Keystone completed a secondary public offering of 2,610,000 shares of its Common Stock, yielding net proceeds to the Company, after discounts, commissions and expenses, of approximately $37.8 million. An additional 2,610,000 shares were sold in the secondary by shareholders.

          On March 25, 1997, the Company entered into a revolving loan agreement with a commercial lender that provides for a $25.0 million unsecured credit facility that expires on March 24, 1998. Advances under the revolving line of credit bear interest at LIBOR plus 0.75% (6.46% at June 27, 1997). At June 27, 1997, approximately $19.3 million was outstanding under the credit facility which amount was paid off in July 1997 with proceeds from the secondary offering. The revolving loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of June 27, 1997.

          The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At June 27, 1997, working capital was $62.1 million compared to $26.8 million at March 28, 1997. Historically, the Company has financed its working capital requirements from its cash flow from operations, advances drawn under lines of credit and, to a limited extent, indebtedness to certain of the sellers of acquired service centers.

          The Company believes that its existing working capital, estimated cash flow from operations and the credit available under its line of credit will enable it to finance its anticipated growth in sales and to complete anticipated acquisitions for at least the next 12 months.

          The Company believes that consolidation among independent distributors of aftermarket collision parts is creating opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed by cash flow from operations, advances drawn under its credit facilities and indebtedness to certain of the sellers of acquired service centers. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, current and future issuance of equity securities, if any, will result in dilution to the shareholders of the Company.

INFLATION
---------

          The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

NEW ACCOUNTING STANDARDS
------------------------

          In February 1997, the Financial Accounting Standards Board Issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for the quarter ended June 27, 1997, would not be material.

                                      (10)

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.  None
          -----------------

Item 2.   Changes in Securities.  None
          ---------------------

Item 3.   Defaults Upon Senior Securities.   None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.  None
          ---------------------------------------------------

Item 5.   Other Information.   None
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.  Exhibits - None

          b.  Reports on form 8-K

              On June 6, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to Items 5 and 7. The Report contained the unaudited consolidated results of operations for the Company for the month ended April 30, 1997, the first full month of operations since the North Star Plating Company merger on March 28, 1997.

                                      (11)

                                  SIGNATURES



          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                           By:    /S/ John M. Palumbo
                                  ___________________________________
                                  John M. Palumbo
                                  Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

          Date:  August 8, 1997

                                      (12)