Form 10-Q
period 1997-09-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1997-11-10
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   (Mark One)

   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
              For the quarterly period ended: September 26, 1997

                                      or

   [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
            For the Transition period from _________ to _________

                        Commission file number 0-28568


                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)



           California                                 95-2920557
 -------------------------------        ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


                   700 East Bonita Avenue, Pomona, CA 91767
            (Address of principal executive offices)     (Zip Code)

                                (909) 624-8041
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No     .
                                          -----   -----

The number of shares outstanding of the registrant's Common Stock, no par value, at September 26, 1997 was 12,642,000 shares

This Form 10-Q contains 12 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER
Item 1.  Financial Statements

         Balance Sheets                                                  3

             September 26, 1997 (unaudited) and March 28, 1997

         Statements of Income                                            4

             Three months and six months ended September 26, 1997
             (unaudited) and three months and six months ended
             September 27, 1996 (unaudited)

         Statements of Cash Flow                                         5

             Six months ended September 26, 1997 (unaudited) and six months ended September 27, 1996 (unaudited)

         Notes to Financial Statements (unaudited)                       6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 2.  Changes in Securities                                           11

Item 3.  Defaults upon Senior Securities                                 11

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 5.  Other Information                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

Signatures                                                               12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  SEPTEMBER 26,       MARCH 28,
                                                      1997              1997
                                                   (UNAUDITED)         (NOTE)
                                                  -------------    -------------
                     ASSETS
Current Assets:
  Cash and Cash Equivalents                       $      18,112    $       1,352
  Accounts receivable, net of allowance
    of $723 at September 1997 and $658
    at March 1997                                        19,455           18,738
  Inventories, primarily finished goods                  42,798           39,512
  Other current assets                                      432              897
  Deferred taxes                                          1,786            1,786
                                                  -------------    -------------
    Total current assets                                 82,583           62,285

Plant, property and equipment, net                       12,329           10,750
Intangibles                                               8,906            3,719
Other assets                                              2,256            2,046
                                                  -------------    -------------
  Total Assets                                    $     106,074    $      78,800
                                                  =============    =============

     LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Line of credit                                  $          --    $      12,629
  Bankers acceptance and other short
    term debt                                             3,293            3,538
  Accounts Payable                                       10,251           15,994
  Accrued liabilities                                     2,962            2,536
  Current portion of long-term debt                       1,262              741
                                                  -------------    -------------
    Total current liabilities                            17,768           35,438

  Long-term debt, less current portion                      188              913
  Notes payable to officers, shareholders
    and related parties                                     192              192
  Deferred taxes                                            403              403

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--3,000,000
    None issued and outstanding                              --               --
  Common stock, no par value:
    Authorized shares--20,000,000
    Issued and outstanding shares--
    12,642,000 at September 1997 and
    9,750,000 at March 1997, at stated value             57,255           15,921
  Additional paid-in capital                                553              553
  Retained Earnings                                      29,715           25,380
                                                  -------------    -------------
    Total shareholders' equity                           87,523           41,854
                                                  -------------    -------------
    Total liabilities and shareholders' equity    $     106,074    $      78,800
                                                  =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

NOTE: The balance sheet at March 28, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                 ------------------------------------          ------------------------------------
                                                 SEPTEMBER 26,          SEPTEMBER 27,          SEPTEMBER 26,          SEPTEMBER 27,
                                                          1997                   1996                   1997                   1996
                                                 -------------          -------------          -------------          -------------
Net sales                                        $      54,311          $      43,894          $     107,791          $      89,455

Cost of sales                                           31,690                 26,182                 63,631                 53,447
                                                 -------------          -------------          -------------          -------------
Gross profit                                            22,621                 17,712                 44,160                 36,008


Operating expenses:

  Selling and distribution expenses                     15,460                 12,112                 29,758                 24,883

  General and Administrative                             3,055                  2,754                  6,301                  5,262

  Severance costs                                           --                     --                    705                     --
                                                 -------------          -------------          -------------          -------------

Operating income                                         4,106                  2,846                  7,396                  5,863

Interest income (expense)                                  102                   (326)                  (171)                  (746)
                                                 -------------          -------------          -------------          -------------

Income before income taxes                               4,208                  2,520                  7,225                  5,117

Income tax                                               1,683                    884                  2,890                  1,962
                                                 -------------          -------------          -------------          -------------

Net Income                                       $       2,525          $       1,636          $       4,335          $       3,155
                                                 =============          =============          =============          =============

Net income per share                             $        0.20          $        0.17          $        0.39          $        0.35
                                                 =============          =============          =============          =============

Weighted averages shares outstanding                12,610,000              9,750,000             11,190,000              9,075,000
                                                 =============          =============          =============          =============

 The accompanying notes are an integral part of these consolidated financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                 ----------------------------------
                                                                                                 SEPTEMBER 26,        SEPTEMBER 27,
                                                                                                          1997                 1996
                                                                                                 -------------        -------------
Operating activities
Net income                                                                                       $       4,335        $       3,155
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                                            1,405                  841
Deferred taxes                                                                                              --                 (640)
Provision for losses on uncollectible accounts                                                              55                  266
Provision for losses on inventory                                                                          184                  164
Changes in operating assets and liabilities:
  Accounts receivable                                                                                     (181)                 935
  Inventories                                                                                           (1,000)                (209)
  Prepaid expenses, other receivables and other assets                                                     465                 (210)
  Other assets                                                                                          (1,115)                 (21)
  Accounts payable                                                                                      (5,719)              (3,464)
  Accrued salaries, and other accrued liabilities                                                          403                   (9)
  Income tax payable                                                                                        --                  594
                                                                                                 -------------        -------------
Net cash provided by/(used in) operating activities                                                     (1,168)               1,402

Investing activities
Purchases of property, plant and equipment                                                              (1,589)              (1,247)
Cash paid for acquisitions                                                                              (5,647)              (4,826)
                                                                                                 -------------        -------------
Net cash used in investing activities                                                                   (7,236)              (6,073)

Financing activities
Payments under bank credit facility                                                                    (12,729)              (5,600)
Bankers acceptances and other short-term debt, net                                                        (245)                (509)
Principal payments to related parties                                                                       --                  (42)
Principal payments on long-term debt                                                                      (205)              (2,064)
Net proceeds on initial public offering                                                                     --               11,755
Net proceeds on option exercise                                                                            507                   --
Net proceeds on secondary offering                                                                      37,836                   --
                                                                                                 -------------        -------------
Net cash provided by financing activities                                                               25,164                3,540

Net increase in cash                                                                                    16,760               (1,131)

Cash at beginning of period                                                                              1,352                3,876
Cash at end of period                                                                            $      18,112        $       2,745

Supplemental disclosures
  Interest paid during the period                                                                $         359        $         166
  Income taxes paid during the period                                                            $       2,176        $         108

 The accompanying notes are an integral part of these consolidated financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)
                              SEPTEMBER 26, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended September 1997 are not necessarily indicative of the results that may be expected for the full year ending March 27, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended March 28, 1997, included in the Keystone Automotive Industries, Inc. Registration Statement on Form S-1 (File No. 333-
3994) filed with the Securities and Exchange Commission and declared effective on June 26, 1997.

2.   EARNINGS PER SHARE

     Earnings per share are computed using the weighted average number of shares of Common Stock and Common Stock equivalents attributable to stock options. Common Stock equivalents were calculated using the treasury stock method.

3.   INCOME TAXES

     Income tax provisions for interim periods are based on estimated effective annual income tax rates.

4.   NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board Issued
Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of fully diluted earnings per share for the quarter ended September 1997, would not be material.

5.   ACQUISITIONS

     During the six months ended September 1997, the Company completed five acquisitions, three of which were completed during the most recent quarter. On June 30, 1997, the Company completed an acquisition of a distributor of aftermarket collision replacement parts with locations in Phoenix and Tucson, Arizona, Albuquerque, New Mexico, El Paso, Texas, Denver, Colorado and Las Vegas, Nevada. The acquisition was completed by issuing stock and assuming certain liabilities. On August 5, 1997, the Company completed the acquisition for cash of a distributor of paint and related materials with operations in Murray (Salt Lake City area), Orem and Bountiful, Utah. On September 2, 1997, the Company completed the cash acquisition of a distributor of bumpers in Dade, Palm Beach and Broward counties in Florida. Each of these acquisitions was accounted for using the purchase method of accounting.

6.   SEVERANCE COSTS

     In May 1997, the Company incurred approximately $705,000 of costs related to the severance of its former Chairman and Chief Executive Officer.

7.   SUBSEQUENT EVENT

     In November 1977, the Company entered into letters of intent providing for the merger of Inteuro Parts Distributors, Inc. and Car Body Concepts, Inc.
into wholly owned subsidiaries of the Company in exchange for shares of the Company's Common Stock. The transactions will be accounted for as poolings of interest. Consummation of the transactions, anticipated by year end, is subject to numerous conditions, including the completion of due diligence, negotiation and execution of definitive agreements, boards of director approval and compliance with regulatory filing requirements. There can be no assurance that the mergers will be consummated.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein.

GENERAL
-------

        On March 28, 1997, the Company completed the North Star Merger which was accounted for as a pooling of interests, in which the Company issued 2,450,000 shares of its Common Stock. The pooling of interests method of accounting requires that financial information be presented on an historical combined basis for all periods presented. Therefore, the following discussion of results of operations and liquidity and capital resources reflects the combined companies. On July 2, 1997, the Company completed a secondary offering of 2,610,000 shares of Common Stock, pursuant to which the Company received net proceeds of approximately $37.8 million. The offering also included 2,610,000 shares sold by shareholders.

RECENT ACQUISITIONS
-------------------

During the quarter ended September 26, 1997, the Company completed three acquisitions accounted for under the purchase method of accounting. See Note 5 of Notes to Financial Statements.

SUBSEQUENT EVENT
----------------

See Note 7 of Notes to Financial Statements with respect to pending acquisitions, which are the subject of letters of intent.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth the periods indicated, certain selected income statement items as a percentage of net sales.

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       ------------------                ----------------
                                                                 September 26,    September 27,     September 26,   September 27,
                                                                     1997             1996              1997            1996
Net Sales                                                           100.0%           100.0%             100.0%          100.0%
Cost of Sales                                                        58.3             59.6               59.0            59.7
                                                                    -----            -----              -----           -----
Gross Profit                                                         41.7             40.4               41.0            40.3
Selling and distribution expenses                                    28.5             27.6               27.6            27.8
General and administrative expenses                                   5.6              6.3                5.9             5.9
Severance cost                                                         --               --                0.7              --
Income from operations                                                7.6              6.5                6.9             6.6
Interest income (expense)                                             0.2             (0.7)              (0.2)           (0.8)
                                                                    -----            -----              -----           -----
Net income                                                            4.7%             3.7%               4.0%            3.5%
                                                                    =====            =====              =====           =====

THREE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
27, 1996.
---------

    Net sales were $54.3 million for the three months ended September 26, 1997 (the "September 1997 Quarter") compared to $43.9 million for the three months ended September 27, 1997 (the "September 1996 Quarter"), an increase of $10.4 million or 23.7%. This increase was due primarily to an increase of $2.8 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles, and other crash parts), an increase of $3.6 million in sales of new and recycled bumpers and an increase of $1.5 million in sales of paint and related materials, which increases represent increases of approximately 17%, 23% and 17%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $2.0 million of remanufactured alloy wheels in the September 1997 Quarter compared to $554,000 in the prior year period, an increase of 254%. These increases were attributable primarily to an increase in the number of service centers in operation and an increase in unit volume. Price increases were not a material factor in increased sales.

    Gross profit increased in the September 1997 Quarter to $22.6 million (41.7% of net sales) from $17.7 million (40.4% of net sales) in the September 1996 Quarter, an increase of 27.7%, primarily as a result of the increase in net sales. The Company's increase in gross profits as a percentage of net sales in the September 1997 Quarter reflects the continued fluctuation in cost of sales, generally because of factors such as product mix, acquisitions and competition.

    Selling and distribution expenses increased to $15.5 million (28.5% of net sales) in the September 1997 Quarter from $12.1 million (27.6% of net sales) in the September 1996 Quarter, an increase of 28.1%. The increase in these expenses as a percentage of net sales was generally the result of acquisitions completed during the September 1997 Quarter.

     General and administrative expenses increased to $3.1 million (5.6% of net sales) in the September 1997 Quarter from $2.8 million (6.3% of net sales ) in the September 1996 Quarter, an increase of 10.9%. The decrease in these expenses as a percentage of net sales in the September 1997 Quarter was primarily the result of economics of scale resulting from higher net sales.

SIX MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27,
------------------------------------------------------------------------------
1996.
----

     Net sales were $107.8 million for the six months ended September 26, 1997 compared to $89.5 million for the six months ended September 27, 1996, an increase of $18.3 million or 20.5%. This increase was due primarily to an increase of $5.2 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $6.2 million in sales of new and recycled bumpers and an increase of $2.8 million in sales of paint and related materials, which increases represent increases of approximately 15%, 19% and 16%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $3.5 million of remanufactured alloy wheels in the six months ended September 26, 1997 compared to $855,000 in the prior year period, an increase of $26.0 million or 305%. These increases were attributable primarily to an increase in the number of service centers in operation and an increase in unit volume. Price increases were not a material factor in increased net sales.

     Gross profit increased in the six months ended September 26, 1997 to $44.2 million (41.0% of net sales) from $36.0 million (40.3% of net sales) in the six months ended September 27, 1996, an increase of 22.6%, primarily as a result of the increase in net sales. The Company's increase in gross profits as a percentage of net sales in the six months ended September 26, 1997 reflects the continued fluctuation in cost of sales, generally because of factors such as product mix, acquisitions and competition.

     Selling and distribution expenses increased to $29.8 million (27.6% of net sales) in the six months ended September 26, 1997 from $24.9 million (27.8% of net sales) in the six months ended September 27, 1996, an increase of 19.6%.

     General and administrative expenses increased to $6.3 million (5.9% of net sales) in the six months ended September 26, 1997 from $5.3 million (5.9% of net sales) in the six months ended September 27, 1996, an increase of 19.8%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In July 1997, Keystone received the proceeds of a secondary public offering of 2,610,000 shares of its Common Stock. Net proceeds to the Company, after discounts, commissions and expenses, were approximately $37.8 million. An additional 2,610,000 shares were sold in the secondary offering by shareholders.

     On March 25, 1997, the Company entered into a revolving loan agreement with a commercial lender that provides for a $25.0 million unsecured credit facility that expires on March 24, 1998. At September 26, 1997, no amounts were outstanding under the credit facility, the outstanding balance of which had been paid off in July 1997 with proceeds from the secondary offering. The revolving loan agreement is subject to certain restrictive covenants, including a requirement that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 26, 1997.

     The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At September 26, 1997, working capital was $64.7 million compared to $43.4 million at March 28, 1997. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock, advances drawn under lines of credit and, to a limited extent, indebtedness to certain of the sellers of acquired service centers.

     The Company believes that its existing working capital, estimated cash flow from operations and the funds available under its line of credit will enable it to finance its anticipated growth in sales and to complete anticipated acquisitions for at least the next 12 months.

     The Company believes that consolidation among independent distributors of aftermarket collision parts is creating opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed by cash flow from operations, proceeds from public offerings of its Common Stock, advances drawn under its credit facilities and indebtedness to certain of the sellers of acquired service centers. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, the issuance of equity securities in the future, will result in dilution to the shareholders of the Company. See "Subsequent Event" above and Note 7 of Notes to Financial Statements with respect to pending acquisitions which are the subject of letters of intent.


INFLATION
---------

     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. None
         -----------------

Item 2.  Changes in Securities.
         ---------------------

         (a)  Not applicable.

         (b)  Not applicable.

         (c) On June 30, 1997, the Company issued an aggregate of 234,552 shares (the "Shares") of its Common Stock to David J. Blackett and Patricia Blackett, Trustees of the Blackett Family Trust dated September 12, 1995 in consideration for substantially all of the assets and the assumption of certain stated liabilities of All Makes Body Parts, Inc. a New Mexico corporation and All Makes Body Parts, Inc., an Arizona corporation. The issuance of the Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities. None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     On August 26, 1997 the Company held its annual meeting of shareholders. At the meeting, each of the nominees for election as director were elected. The following are the names of, and a tabulation of voting with respect to, each nominee.

                                         Votes
                       ----------------------------------------
Nominee                   For           Against         Abstain
-------                ---------        -------         -------
Ronald G. Brown        9,422,647           0             38,803
Charles J. Hogarty     9,422,647           0             38,803
Al A. Ronco            9,404,610           0             56,840
Timothy C. Mc Quay     9,422,547           0             38,903
George E. Seebart      9,425,247           0             38,203

     The proposal to amend the Company's 1996 Employee Stock Incentive Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance under the Plan from 730,000 to 1,100,000 was approved with 8,618,941 votes in favor, 821,966 votes against and 20,543 shares abstaining.

     The proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000 was approved with 8,647,995 votes in favor, 802,383 votes against and 11,072 shares abstaining.

     The ratification of Ernst & Young, LLP as independent accountants to audit the financial statements of the Company for fiscal 1998 was approved with 9,452,824 votes in favor, 1,280 votes against and 7,346 shares abstaining.

     No broker non-votes were recorded with respect to any of the proposals.

Item 5.  Other Information. None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a.   Exhibits - None

         b.   Reports on form 8-K - None

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                    By:  /s/ John M. Palumbo
                                        ----------------------------------------
                                        John M. Palumbo
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

     Date: November 10, 1997