Form 10-Q
period 1997-12-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1998-02-09
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
               For the quarterly period ended: December 26, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
              For the Transition period from ________ to ________

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
                                        ---     ---

The number of shares outstanding of the registrant's Common Stock, no par value, at December 26, 1997 was 12,642,000 shares

This Form 10-Q contains 13 pages.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.        FINANCIAL INFORMATION                                 Page Number

Item 1.     Financial Statements
            Balance Sheets                                                 3
              December 26, 1997 (unaudited) and March 28, 1997

            Statements of Income                                           4
              Three months and Nine months ended December 26, 1997
              (unaudited) and three months and Nine months ended
              December 27, 1996 (unaudited)

            Statements of Cash Flow                                         5
              Nine months ended December 26, 1997 (unaudited)
              and Nine months ended December 27, 1996 (unaudited)

            Notes to Financial Statements (unaudited)                     6 - 7

Item 2.     Management's Discussion and Analysis of Financial             8 - 10
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risks      11

PART II        OTHER INFORMATION

Item 1.     Legal Proceedings                                               11

Item 2.     Changes in Securities                                           11

Item 3.     Defaults upon Senior Securities                                 11

Item 4.     Submission of Matters to a Vote of Security Holders             11

Item 5.     Other Information                                               11

Item 6.     Exhibits and Reports on Form 8-K                                11

Signatures                                                                  12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     December 26,       March 28,
                                                                                                        1997               1997
                                                                                                     (Unaudited)          (Note)
                                                                                                     ------------       ---------
                                       ASSETS
Current Assets:
         Cash and Cash Equivalents                                                                   $ 13,468           $ 1,352
         Accounts receivable, net of allowance of $585 at December 1997 and $658
         at March 1997                                                                                 20,916            18,738
         Inventories, primarily finished goods                                                         46,632            39,512
         Other current assets                                                                           1,804             2,683
                                                                                                     --------           -------
              Total current assets                                                                     82,819            62,285
Plant, property and equipment, net                                                                     12,337            10,750
Intangibles - excess of costs over fair market value of assets                                          8,906             3,719
Other assets                                                                                            1,984             2,046
                                                                                                     --------           -------
   Total Assets                                                                                      $106,047           $78,800
                                                                                                     ========           =======
                       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
         Line of credit                                                                              $   --             $12,629
         Bankers acceptance                                                                             2,575             3,538
         Accounts Payable                                                                               7,440            15,994
         Accrued liabilities                                                                            3,519             2,536
         Current portion of long-term debt                                                              1,208               741
                                                                                                     --------           -------
              Total current liabilities                                                                14,742            35,438

         Long-term debt, less current portion                                                              86               913
         Notes payable to officers, shareholders and related parties                                      192               192
         Deferred taxes                                                                                   403               403

Shareholders' equity:
         Preferred stock, no par value:
              Authorized shares--3,000,000
              None issued and outstanding                                                                  --               --
         Common stock, no par value:
              Authorized shares--50,000,000
              Issued and outstanding shares--12,642,000 at December 1997 and
              9,750,000 at March at 1997, at stated value                                              57,195            15,921
         Additional paid-in capital                                                                       553               553
         Retained Earnings                                                                             32,877            25,380
                                                                                                     --------           -------
              Total shareholders' equity                                                               90,625            41,854
                                                                                                     --------           -------
              Total liabilities and shareholders' equity                                             $106,047           $78,800
                                                                                                     ========           =======

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

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      Three Months Ended                        Nine Months Ended
                                           -----------------------------------       -------------------------------------
                                              DECEMBER 26,         DECEMBER 27,          DECEMBER 26,         DECEMBER 27,
                                                  1997                 1996                  1997                 1996
Net sales                                     $    57,910          $   50,177           $   165,702           $  139,632
Cost of sales                                      33,365              29,758                96,996               83,205
                                              -----------          ----------           -----------           ----------
Gross profit                                       24,545              20,419                68,706               56,427
Operating expenses:
         Selling and distribution expenses         16,438              13,627                46,196               38,510
         General and Administrative                 2,887               3,008                 9,188                8,270
         Merger Costs                                 116                 435                   116                  435
         Severance costs                               --                  --                   705                   --
                                              -----------          ----------           -----------           ----------
Operating income                                    5,104               3,349                12,501                9,212
Interest income (expense)                             161                (290)                  (10)              (1,036)
                                              -----------          ----------           -----------           ----------
Income before income taxes                          5,265               3,059                12,491                8,176
Income tax                                          2,106               1,348                 4,996                3,310
                                              -----------          ----------           -----------           ----------
Net Income                                    $     3,159          $    1,711           $     7,495           $    4,866
                                              ===========          ==========           ===========           ==========
Earnings Per Share
         Basic                                $      0.25          $     0.18           $      0.59           $     0.53
                                              ===========          ==========           ===========           ==========
         Diluted                              $      0.25          $     0.17           $      0.63           $     0.52
                                              ===========          ==========           ===========           ==========
Weighted average shares outstanding
         Basic                                 12,642,000           9,750,000            11,674,000            9,239,000
                                              ===========          ==========           ===========           ==========
         Diluted                               12,876,000           9,834,000            11,851,000            9,323,000
                                              ===========          ==========           ===========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                     --------------------------------------
                                                                                       DECEMBER 26,          DECEMBER 27,
                                                                                           1997                  1996
                                                                                     ----------------      ----------------
Operating activities
Net income                                                                                   $  7,495               $ 3,159
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                                   2,251                   841
Deferred taxes                                                                                     --                  (640)
Provision for losses on uncollectible accounts                                                    (73)                  266
Provision for losses on inventory                                                                 107                   164
Changes in operating assets and liabilities:
         Accounts receivable                                                                   (1,514)                  935
         Inventories                                                                           (4,756)                 (209)
         Prepaid expenses, other receivables and other assets                                     881                  (210)
         Other assets                                                                            (845)                  (21)
         Accounts payable                                                                      (8,554)               (3,464)
         Accrued salaries, and other accrued liabilities                                          (10)                   (9)
         Income tax payable                                                                       993                   594
                                                                                     ----------------      ----------------
Net cash provided by/(used in) operating activities                                            (4,025)                1,406

Investing activities
Purchases of property, plant and equipment                                                     (2,443)               (1,247)
Cash paid for acquisitions                                                                     (5,647)               (4,826)
                                                                                     ----------------      ----------------
Net cash used in investing activities                                                          (8,090)               (6,073)

Financing activities
Payments under bank credit facility                                                           (12,629)               (5,600)
Bankers acceptances and other short-term debt, net                                               (963)                 (509)
Principal payments to related parties                                                              --                   (42)
Principal payments on long-term debt                                                             (360)               (2,064)
Net proceeds on initial public offering                                                            --                11,755
Net proceeds on option exercise                                                                   507                    --
Net proceeds on secondary offering                                                             37,776                    --
                                                                                     ----------------      ----------------
Net cash provided by financing activities                                                      24,331                 3,540

Net increase in cash                                                                           12,216                (1,127)

Cash at beginning of period                                                                     1,352                 3,876
Cash at end of period                                                                        $ 13,468               $ 2,745

Supplemental disclosures
         Interest paid during the period                                                     $    463               $   166
         Income taxes paid during the period                                                 $  1,290               $   108

  The accompanying notes are an integral part of these consolidated financial statements.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)
                               DECEMBER 26, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three and nine month periods ended December 26, 1997 are not necessarily indicative of the results that may be expected for the full year ending March 27, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended March 28, 1997, included in the Keystone Automotive Industries, Inc. Registration Statement on Form S-1 (File No. 333-3994) filed with the Securities and Exchange Commission and declared effective on June 26, 1997.

2.   INCOME TAXES

     Income tax provisions for interim periods are based on estimated effective annual income tax rates.

3.   NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board Issued Statement No. 128, Earnings per Share, which the Company adopted on December 26, 1997.
The Company changed the method it uses to compute earnings per share and to restate all prior periods to comply with Statement No. 128. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. For diluted earnings per share, the dilutive effect of stock options will be included using the treasury stock method.

4.   ACQUISITIONS

     During the nine months ended December 26, 1997, the Company completed five acquisitions, none of which were completed during the most recent quarter. See "Subsequent Events" below.

5.   SEVERANCE COSTS

     In May 1997, the Company incurred approximately $705,000 of costs related to the severance of its former Chairman and Chief Executive Officer.

6.   SUBSEQUENT EVENT

     On January 1, 1998, the Company completed mergers with Inteuro Parts Distributors, Inc.("Inteuro") and Car Body Concepts, Inc. ("Car Body") into wholly owned subsidiaries of the Company in exchange for an aggregate of 2,000,000 shares of the Company's Common Stock. The transactions will be accounted for as poolings of interests. The effects on earnings per share, revenue and net income of the pooling transactions will be reflected retroactively for the year ended March 28, 1997.

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

GENERAL
-------

     On March 28, 1997, the Company completed the North Star Merger which was accounted for as a pooling of interests, in which the Company issued 2,450,000 shares of its Common Stock. The pooling of interests method of accounting requires that financial information be presented on an historical combined basis for all periods presented. Therefore, the following discussion of results of operations and liquidity and capital resources reflects the combined companies. On January 1, 1998, the Company completed the Inteuro and Car Body mergers, which were accounted for as poolings of interest. Because the mergers were consummated after the end of the third quarter, the financial statements presented herein and management's discussion set forth below do not reflect the operations of either Inteuro or Car Body.

     During the nine months ended December 26, 1997, the Company completed five acquisitions, which were accounted for under the purchase method of accounting.

     On July 2, 1997, the Company completed a secondary offering of 2,610,000 shares of Common Stock, pursuant to which the Company received net proceeds of approximately $37.8 million. The offering also included 2,610,000 shares sold by shareholders.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                    -------------------------------------       -------------------------------------
                                          DECEMBER 26,        DECEMBER 27,           DECEMBER 26,        DECEMBER 27,
                                                 1997                1996                   1997                1996
Net Sales                                       100.0%              100.0%                 100.0%              100.0%
Cost of Sales                                    57.6                59.3                   58.5                59.6
                                                -----               -----                  -----               -----
Gross profit                                     42.4                40.7                   41.5                40.4
Selling and distribution expenses                28.4                27.2                   27.9                27.6
General and administrative expenses               5.0                 6.0                    5.5                 5.9
Merger costs                                      0.2                 0.9                    0.1                 0.3
Severance costs                                    --                  --                    0.4                  --
                                                -----               -----                  -----               -----
Income from operations                            8.8                 6.7                    7.5                 6.6
Interest income (expense)                         0.3                (0.6)                    --                (0.7)
                                                -----               -----                  -----               -----
Net income                                        5.5%                3.4%                   4.5%                3.5%
                                                =====               =====                  =====               =====

THREE MONTHS ENDED DECEMBER 26, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 27,
--------------------------------------------------------------------------------
1996.
-----

     Net sales were $57.9 million for the three months ended December 26, 1997 (the "December 1997 Quarter") compared to $50.2 million for the three months ended December 27, 1996 (the "December 1996 Quarter"), an increase of $7.7 million or 15.4%. This increase was due primarily to an increase of $3.0 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $2.0 million in sales of new and recycled bumpers and an increase of $1.4 million in sales of paint and related materials, which increases represent increases of approximately 15%, 11% and 17%, respectively, over the comparable period in the prior fiscal year. These increases were attributable primarily to an increase in the number of service centers in operation, an increase in unit volume and price increases in certain parts of the country. In addition, the Company sold approximately $2.2 million of remanufactured alloy wheels in the December 1997 Quarter compared to $301,000 in the prior year period, an increase of 642%.

     Gross profit increased in the December 1997 Quarter to $24.5 million (42.4% of net sales) from $20.4 million (40.7% of net sales) in the December 1996 Quarter, an increase of 20.2%, primarily as a result of the increase in net sales. The Company's increase in gross profits as a percentage of net sales in the December 1997 Quarter reflects the continued fluctuation in cost of sales, generally because of factors such as lower product costs, product mix, acquisitions and competition.

     Selling and distribution expenses increased to $16.4 million (28.4% of net sales) in the December 1997 Quarter from $13.6 million (27.2% of net sales) in the December 1996 Quarter, an increase of 20.6%. The increase in these expenses as a percentage of net sales was generally the result of acquisitions.

     General and administrative expenses decreased to $2.9 million (5.0% of net sales) in the December 1997 Quarter from $3.0 million (6.0% of net sales) in the December 1996 Quarter, a decrease of 4.0%. The decrease in these expenses as a percentage of net sales in the December 1997 Quarter was primarily the result of economics of scale resulting from higher net sales.

NINE MONTHS ENDED DECEMBER 26, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 27,
------------------------------------------------------------------------------
1996.
-----

     Net sales were $165.7 million for the nine months ended December 26, 1997, compared to $139.6 million for the nine months ended December 27, 1996, an increase of $26.1 million or 18.7%. This increase was due primarily to an increase of $8.2 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $8.2 million in sales of new and recycled bumpers and an increase of $4.2 million in sales of paint and related materials, which increases represent increases of approximately 15%, 16% and 16%, respectively, over the comparable period in the prior fiscal year. These increases were attributable primarily to an increase in the number of service centers in operation, an increase in unit volume and price increases in certain parts of the country. In addition, the Company sold approximately $5.7 million of remanufactured alloy wheels in the nine months ended December 26, 1997 compared to $315,000 in the prior year period, an increase of $5.38 million or 1705%.

     Gross profit increased in the nine months ended December 26, 1997 to $68.7 million (41.5% of net sales) from $56.4 million (40.4% of net sales) in the nine months ended December 27, 1996, an increase of 21.8%, primarily as a result of the increase in net sales. The Company's increase in gross profits as a percentage of net sales in the nine months ended December 26, 1997 reflects reduced cost of product as well as factors such as product mix, acquisitions and competition.

     Selling and distribution expenses increased to $46.2 million (27.9% of net sales) in the nine months ended December 26, 1997 from $38.5 million (27.6% of net sales) in the nine months ended December 27, 1996, an increase of 20.0%.

     General and administrative expenses increased to $9.2 million (5.5% of net sales) in the nine months ended December 26, 1997 from $8.3 million (5.9% of net sales) in the nine months ended December 27, 1996, an increase of 11.1%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In July 1997, Keystone received the proceeds of a secondary public offering of 2,610,000 shares of its Common Stock. Net proceeds to the Company, after discounts, commissions and expenses, were approximately $37.8 million. An additional 2,610,000 shares were sold in the secondary offering by shareholders.

     On March 25, 1997, the Company entered into a revolving loan agreement with a commercial lender that provides for a $25.0 million unsecured credit facility that expires on March 24, 1998. At December 26, 1997, no amounts were outstanding under the credit facility, the outstanding balance of which had been paid off in July 1997 with proceeds from the secondary offering. The revolving loan agreement is subject to certain restrictive covenants, including a requirement that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of December 26, 1997.

     The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At December 26, 1997, working capital was $68.1 million compared to $43.4 million at March 28, 1997. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

     The Company believes that its existing working capital, estimated cash flow from operations and the funds available under its line of credit will enable it to finance its anticipated growth in sales and to complete anticipated acquisitions for at least the next 12 months.

     The Company believes that consolidation among independent distributors of aftermarket collision parts is creating opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock to the sellers or paying cash obtained from cash flow from operations, proceeds from public offerings of its Common Stock or advances drawn under its credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, the issuance of equity securities in the future, will result in dilution to the shareholders of the Company.

INFLATION
---------

     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None
          -----------------

Item 2.   Changes in Securities and Use of Proceeds.   None
          ------------------------------------------

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



                              KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         By:    /s/ John M. Palumbo
                               -----------------------------------
                              John M. Palumbo
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)

     Date: February 09, 1998