Form 10-Q/A
period 1997-12-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1998-03-06
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

This Form 10-Q contains 7 pages.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.              FINANCIAL INFORMATION                                  Page Number
Item 1.        Financial Statements
               Balance Sheets                                                    3
                     December 26, 1997 (unaudited) and March 28, 1997

               Statements of Income                                              4
                     Three months and Nine months ended December 26, 1997
                     (unaudited) and three months and Nine months ended
                     December 27, 1996 (unaudited)

               Statements of Cash Flow                                           5
                     Nine months ended December 26, 1997 (unaudited)
                     and Nine months ended December 27, 1996 (unaudited)

               Notes to Financial Statements (unaudited)                         6
Signatures                                                                       7


PART I - FINANCIAL INFORMATION

This Form 10-Q/A amends and corrects the Consolidated Financial Statements as presented in the original Form 10-Q filing dated February 9, 1998

ITEM 1.    FINANCIAL STATEMENTS
           --------------------


                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            December 26, 1997        March 28, 1997
                                                                                               (Unaudited)               (Note)
                                                                                            -----------------       ---------------
                                       ASSETS
Current Assets:
   Cash and Cash Equivalents                                                                $         13,468        $       1,352
   Accounts receivable, net of allowance of $585 at December 1997 and $658
   at March 1997                                                                                      20,916               18,738
   Inventories, primarily finished goods                                                              46,632               39,512
   Other current assets                                                                                1,804                2,683
                                                                                            -----------------       --------------
         Total current assets                                                                         82,820               62,285

Plant, property and equipment, net                                                                    12,337               10,750
Intangibles - excess of costs over fair market value of assets                                         8,906                3,719

Other assets                                                                                           1,984                2,046
                                                                                            -----------------       --------------
 Total Assets                                                                               $        106,047        $      78,800
                                                                                            =================       ==============

                                LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Line of credit                                                                           $             --        $      12,629
   Bankers acceptance                                                                                  2,576                3,538
   Accounts Payable                                                                                    7,440               15,994
   Accrued liabilities                                                                                 3,519                2,536
   Current portion of long-term debt                                                                   1,208                  741
                                                                                            -----------------       --------------
         Total current liabilities                                                                    14,743               35,438

   Long-term debt, less current portion                                                                   86                  913
   Notes payable to officers, shareholders and related parties                                           192                  192
   Deferred taxes                                                                                        403                  403

Shareholders' equity:
   Preferred stock, no par value:
         Authorized shares--3,000,000
         None issued and outstanding                                                                      --                   --
   Common stock, no par value:
         Authorized shares--50,000,000
         Issued and outstanding shares--12,642,000 at December 1997 and
                                                                                                      57,194               15,921
      Additional paid-in capital                                                                         553                  553
      Retained Earnings                                                                               32,876               25,380
                                                                                            -----------------       --------------
         Total shareholders' equity                                                                   90,625               41,854
                                                                                            -----------------       --------------
         Total liabilities and shareholders' equity                                         $        106,047        $      78,800
                                                                                            =================       ==============


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

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                               NINE MONTHS ENDED
                                         ----------------------------------             -----------------------------------
                                          DECEMBER 26,        DECEMBER 27,               DECEMBER 26,         DECEMBER 27,
                                             1997                1996                       1997                 1996

Net sales                                $      57,910        $     50,177              $     165,702         $    139,632

Cost of sales                                   33,365              29,758                     96,996               83,205
                                         ---------------      --------------            ---------------       -------------
Gross profit                                    24,545              20,419                     68,706               56,427

Operating expenses:

    Selling and distribution expenses           16,438              13,627                     46,196               38,510

    General and Administrative                   2,887               3,008                      9,188                8,270

    Merger Costs                                   116                 435                        116                  435

    Severance costs                                 --                  --                        705                   --
                                         ---------------      --------------            ---------------       -------------

Operating income                                 5,104               3,349                     12,501                9,212

Interest income (expense)                          161                (290)                       (10)              (1,036)
                                         ---------------      --------------            ---------------       -------------
Income before income taxes                       5,265               3,059                     12,491                8,176

Income tax                                       2,106               1,348                      4,996                3,310
                                         ---------------      --------------            ---------------       -------------
Net Income                               $       3,159        $      1,711              $       7,495         $      4,866
                                         ===============      ==============            ===============       =============

Earnings Per Share

    Basic                                $        0.25        $       0.18              $        0.64         $       0.53
                                         ===============      ==============            ===============       =============
    Diluted                              $        0.25        $       0.17              $        0.63         $       0.52
                                         ===============      ==============            ===============       =============

Weighted average shares outstanding

    Basic                                   12,642,000           9,750,000                 11,674,000            9,239,000
                                         ==============       ==============             ==============        ============
    Diluted                                 12,876,000           9,834,000                 11,851,000            9,323,000
                                         ==============       ==============             ==============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                   ---------------------------------
                                                                                    DECEMBER 26,       DECEMBER 27,
                                                                                       1997               1996
                                                                                   --------------      -------------
Operating activities
Net income                                                                         $       7,495       $      4,866
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                              2,251              1,652
Deferred taxes                                                                                --                845
Provision for losses on uncollectible accounts                                               (73)              (333)
Provision for losses on inventory                                                            107                164

Changes in operating assets and liabilities:                                              (1,514)              (174)

    Accounts receivable                                                                   (4,756)            (4,715)
    Inventories                                                                              881             (1,853)
    Prepaid expenses, other receivables and other assets                                    (845)               492
    Other assets                                                                          (8,554)               794
    Accounts payable                                                                         (10)               612
    Accrued salaries, and other accrued liabilities                                          993                 --
                                                                                   --------------      -------------
    Income tax payable                                                                    (4,025)             2,350
Net cash provided by/(used in) operating activities

Investing activities
Purchases of property, plant and equipment                                                (2,443)            (2,987)
Cash paid for acquisitions                                                                (5,647)            (5,426)
                                                                                   --------------      -------------
Net cash used in investing activities                                                     (8,090)            (8,413)

Financing activities
Payments under bank credit facility                                                      (12,729)            (5,500)
Bankers acceptances and other short-term debt, net                                          (963)             2,496
Principal payments on long-term debt                                                        (360)            (2,724)
Net proceeds on initial public offering                                                       --             11,622
Net proceeds on option exercise                                                              507                 --
Net proceeds on secondary offering                                                        37,776                 --
                                                                                   --------------      -------------
Net cash provided by financing activities                                                 24,231              5,894
                                                                                   --------------      -------------
Net increase (decrease) in cash                                                           12,116               (169)

Cash at beginning of period                                                                1,352              3,876
                                                                                   --------------      -------------
Cash at end of period                                                              $      13,468       $      3,707
                                                                                   ==============      =============
Supplemental disclosures

      Interest paid during the period                                              $         463       $        624

      Income taxes paid during the period                                          $       3,290       $      2,776
                                                                                   --------------      -------------


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



                          KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                  By:     /s/ John M. Palumbo
                       ------------------------------------------------------
                         John M. Palumbo
                         Chief Financial Officer
                         (Duly Authorized Officer and Principal Financial and Accounting Officer)


     Date: March 06, 1998