Form 10-K405
period 1998-03-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1998-06-25
CIK 1012393

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 27, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM_____________ TO_________________

                        COMMISSION FILE NUMBER: 0-28568

                               ----------------

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      95-2920557
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

               700 EAST BONITA AVENUE, POMONA, CALIFORNIA 91767
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 624-8041

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock, no par value                        Nasdaq National Market

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on June 15, 1998 on the Nasdaq National Market was approximately $316,059,700.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [X]

  The number of shares of Common Stock outstanding as of June 15, 1998:
14,662,227

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement relating to its 1998 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

GENERAL

  Keystone Automotive Industries, Inc. ("Keystone" or the "Company") is the nation's leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company's product lines consist of automotive body parts, bumpers, autoglass and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 24,000 collision repair shop customers, out of an estimated 48,000 shops nationwide. Founded in Southern California in 1947, the Company operates a "hub and spoke" distribution system consisting of 13 regional hubs and 81 service centers located in 39 states in the West, Midwest, Northeast, Mid-Atlantic and South, as well as in Tijuana, Mexico. From these service centers, Keystone has approximately 400 service and salespersons who call on an average of over 6,000 collision repair shops per day.

  In March 1997, a wholly-owned subsidiary of the Company merged into North Star Plating Company ("North Star") in a transaction (the "North Star merger") accounted for as a pooling of interests. At the time of the North Star merger, North Star operated four regional hubs and 23 service centers located in the Midwest and Mid-Atlantic.

  In January 1998, wholly-owned subsidiaries of the Company merged into Inteuro Parts Distributors, Inc. ("Inteuro") and Car Body Concepts, Inc. ("Car Body"), in transactions which were accounted for as poolings of interests. At the time of the mergers, Inteuro and Car body operated eight service centers located in Florida, Georgia and Alabama.

  In May 1997, the Company acquired the assets related to the bumper distribution business of U.S. Plating Corporation and Alert Bumper, Inc. located in Largo, Florida and in June 1997, the Company acquired the assets related to the remanufactured alloy wheel business of Alloy Wheel Service, Inc., with operations in Minneapolis, Minnesota and Chicago, Illinois. In June 1997, the Company acquired the assets of All Makes Body Parts, Inc. ("All Makes"), with operations in Phoenix, and Tucson, Arizona, El Paso, Texas, Albuquerque, New Mexico, Denver, Colorado and Las Vegas, Nevada. In July 1997, the Company acquired the assets of Reddish Professional Auto Paint Supply, Inc., a paint distributor with operations in Salt Lake City, Utah. In September 1997, the Company acquired the assets of Bud's Bumper Inc. with operations in West Palm Beach, Florida. In February 1998, the Company acquired the assets relating to the wheel and hubcap distribution business of Coast to Coast Hub Caps & Wheels, Inc. These acquisitions were each accounted for under the purchase method of accounting.

  In February 1998, the Company entered into an Agreement and Plan of Merger to acquire Republic Automotive Parts, Inc. ("Republic"). Special meetings of shareholders of the Company and Republic are being held on June 25, 1998 to approve the acquisition and it is anticipated that the transaction will become effective on June 27, 1998. The acquisition of Republic will be accounted for under the purchase method of accounting.

See "Cautionary Statements" below. Republic distributes a complete line of replacement parts (other than tires) primarily relating to the mechanical systems contained in substantially all mass-produced makes and models of automobiles manufactured within the last 15 years and most mechanical replacement parts for mass-produced trucks and vans. Republic also distributes a number of mechanical replacement parts for heavy-duty trucks, snowmobiles, motorcycles, farm and marine equipment and other similar types of machinery. These mechanical replacement parts are distributed through Republic's automotive distribution centers and jobber stores. During the past year, Republic began divesting certain of its mechanical replacement parts distribution centers. Upon consummation of the acquisition, Keystone may continue this divestiture program, which could ultimately result in the divestiture of the entire mechanical replacement parts distribution business. In addition, Republic also distributes aftermarket collision replacement parts to repair damaged vehicles through its body parts and accessories distribution centers. These centers sell to automotive collision repair shops and smaller parts distributors.

INDUSTRY OVERVIEW

  History. The Aftermarket Body Parts Association ("ABPA") estimates that the wholesale market for aftermarket collision parts in 1995 ranged between $800 million and $1.2 billion in annual expenditures, or approximately 10% of the collision parts market. In addition, industry sources estimate that wholesale sales of paint and related supplies and equipment for collision repair, accounted for approximately $2.4 billion in 1995. Substantially all of the remainder of the collision parts market consists of parts produced by OEMs, and a substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

  Before 1980, automotive collision parts were manufactured almost exclusively by OEMs. During the 1960s and 1970s, due to prohibitive tariffs in Taiwan on imported automobiles and restrictions on foreign ownership of manufacturing facilities in Taiwan, certain Taiwanese automobile manufacturers commenced producing automobiles for sale in Taiwan, which created the need for additional parts manufacturers to supply the assembly lines. Since the early 1980s, these Taiwanese manufacturers have sought to reduce the effect on their business of the cyclical demand for new automobiles by producing aftermarket collision parts.

  An industry trade publication estimates that approximately 87% of all automobile collision repair work is paid for in part by insurance. Accordingly, major insurance companies exert significant influence over the selection of collision parts used by collision repair shops. The availability of aftermarket collision parts has been a major factor in the insurance industry's efforts to contain the escalating cost of collision repairs.

  Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition resulting in lower prices for comparable OEM parts. The Company believes that it is somewhat insulated from downturns in the general economy as a result of the fact that approximately 87% of all automobile collision repair work is paid for in part by insurance.

  As a part of their ongoing efforts to improve customer service, most major insurance companies have adopted programs designating selected collision repair shops in particular geographic areas as Direct Repair Providers ("DRPs"). DRPs are generally directed additional collision repair business by the insurers in return for adhering to certain criteria, which may include the use of aftermarket collision parts when available. To encourage consumers to use DRPs, the insurers authorize the repair of collision damage without obtaining the prior approval of the insurer's adjuster (thereby generally providing for a quicker return of the vehicle to its owner) and offer additional warranties concerning the repair services and parts used.

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

  Quality Assurance. In 1987, the Certified Automotive Parts Association ("CAPA") was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. While, according to CAPA, the number of collision part applications entitled to bear the CAPA certification had increased from approximately 600 in January 1994 to approximately 1,900 by November 1997, the number of CAPA-certified parts approximates only 5% of the total number of aftermarket collision parts. CAPA randomly reviews both the factories and individual parts previously certified by it and solicits comments concerning the quality of certified parts from collision repair shops and consumers on a regular basis.

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

  Consolidation. The collision repair shop industry is in the process of consolidation due to, among other things, (i) an increase in the technical complexity of collision repairs generally, (ii) an increase in governmental regulations, including environmental regulations, applicable to collision repair shops, (iii) the designation of certain collision repair shops as DRPs and (iv) a reduction in the number of collision repairs generally. The increasing number of aftermarket collision parts and makes and models of automobiles has resulted in distributors being required to maintain larger inventories. In addition, the trend towards fewer, larger and more efficient collision repair shops has increased the pressure on distributors to provide price concessions, just-in-time delivery and certain value-added services, such as training, that collision repair shops require in their increasingly complex and competitive industry. The above factors, in turn, are contributing to a consolidation of distributors of aftermarket collision parts, providing the Company with an opportunity through acquisitions to expand its operations into new markets and to penetrate further existing markets. See "Cautionary Statements" below.

PRODUCTS

  The Company distributes more than 19,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the seven most recent model years. The Company's principal product lines consist of automotive body parts, bumpers, paint and other materials, remanufactured alloy wheels, autoglass and light truck accessories. In addition, the Company, primarily through North Star, recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and manufacturers of truck accessories.

  Automotive Body Parts. The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $111.1 million, or 42.1% of the Company's net sales in the fiscal year ended March 27, 1998.

  Bumpers. The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple foreign and domestic manufacturers. For the fiscal year ended March 27, 1998, sales of plastic and steel bumpers accounted for approximately $91.6 million, or 34.7% of the Company's net sales. The Company believes that it is one of the nation's largest non-OEM producers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

  Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. By the 1996 model year, manufacturers were using painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. On an annual basis, the Company electro-plates approximately 150,000 steel plated bumpers for automobiles and light trucks. Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electro-plated finishes; metal polishing and buffing; electro-plating layers of copper, nickel and chromium; and inspecting and packaging.

  Paint and Other Materials. Beginning in fiscal 1993, the Company significantly increased its emphasis on the sale of paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 27, 1998, sales of paint and other materials accounted for approximately $41.1 million, or 15.6% of the Company's net sales. Certain of these products are distributed under the name "Keystone."

  Remanufactured Alloy Wheels. In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and during fiscal 1997 it opened remanufacturing operations in four of its facilities. The Company opened a remanufacturing operation in Atlanta, Georgia in May 1997 and acquired remanufacturing operations located in Roseville, Minnesota and Chicago, Illinois in June 1997. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hub caps, has increased from approximately 11% in 1985 to 45% for the 1996 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $140 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor breaks or chips, machining, painting and applying clear coat. For the fiscal year ended March 27, 1998, sales of remanufactured alloy wheels accounted for approximately $8.4 million, or 3.2% of the Company's net sales.

  The remanufacturing of alloy wheels is generally conducted by many small independent operators. The Company believes that there is a large and growing demand for remanufactured alloy wheels and that, using its existing distribution system and customer base, the Company is well-positioned to service that demand.

  Autoglass. The Company distributes autoglass, including windshields, side windows and rear windows, which are purchased from two domestic manufacturers. For the fiscal year ended March 27, 1998, sales of autoglass, which was introduced in fiscal 1993, accounted for approximately $3.9 million, or 1.5% of the Company's net sales.

DISTRIBUTION, MARKETING AND SALES

  The Company's distribution system is designed to provide responsive customer service and to foster long-term customer relations.

  Distribution System. The Company has developed a national "hub and spoke" distribution system consisting of 13 regional hubs and 81 service centers. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company's fleet of over 600 delivery trucks, each regional hub makes regular shipments to the service centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each service center can order products directly from any hub or service center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the Company's and North Star's corporate headquarters, regional hubs and service centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its "hub and spoke" distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours, while minimizing inventory costs.

  Sales and Marketing Staff. The Company has a ten-person marketing staff, which operates from its corporate headquarters, and has 80 sales representatives and approximately 400 route salespersons who operate from its service centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives, supervises the Company's in-house management training program and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies' policies favoring aftermarket collision parts.

  In addition, the general managers of the Company's service centers are actively involved in customer calls. The Company believes that this local control and expertise have contributed significantly to its growth. In addition, through periodic training programs and performance reviews, the Company seeks to enhance the professionalism and technical expertise of its route salespersons. As a result, the Company believes that its route salespersons are highly attendant to the needs of the Company's customers.

  Marketing Programs. The Company offers various marketing programs to foster closer customer relations, including a warranty program in which the Company generally warrants its products against defects in material and workmanship for as long as the repair shop's customer owns the vehicle.

CUSTOMERS

  The Company's current customers consist of more than 24,000 collision repair shops located in 39 states and Tijuana, Mexico, none of which accounted for more than 1% of the Company's net sales during the fiscal year ended March 27, 1998. The Company also distributes its bumpers to wholesale distributors and manufacturers of truck accessories. The size of its customer base reduces the Company's dependence on any single customer and its national scope mitigates the effects of regional economic changes and regional weather patterns. Collision Repair Industry Insight, an industry trade publication, estimates that there are over 48,000 collision repair shops nationwide. The number of collision repair shops to whom the Company sold products increased from approximately 13,400 in fiscal 1993 to approximately 24,000 at March 27, 1998.

  The Company's regional hubs also sell collision parts to local distributors who may compete with the Company. Approximately 10% of the Company's net sales during the fiscal year ended March 27, 1998 were attributable to sales to other local distributors. No distributor accounted for more than 1% of the Company's net sales for such fiscal year.

SUPPLIERS

  The products distributed by the Company are manufactured by over 60 manufacturers, the ten largest of which provided approximately 40% of the products purchased by the Company during the fiscal year ended March 27, 1998, and no single supplier provided as much as 10%. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 1998, approximately 69% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 31% were imported directly from manufacturers in Taiwan. The Company's orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 60 and 90 days. Although the Company has no manufacturing agreements with any of its suppliers and competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products.

  Keystone sells automotive paint manufactured by PPG Industries, Inc. ("PPG") at 18 of its service centers. The Company derived approximately 5% of its revenues from the sale of PPG paint in fiscal 1998. In the event PPG's paint became unavailable for any reason, the Company believes that it could replace its use of PPG paint by using a different company's paint products.

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

  The Company competes with OEMs primarily on the basis of price, and it competes with distributors of aftermarket collision parts primarily on the basis of the competitive advantages provided by its position as a market leader, experienced executive management and service center managers, entrepreneurial corporate culture, superior customer service, its relationship with certain insurance companies, and, to a lesser extent, on the basis of price.

  The Company's chrome bumper plating operations compete in the wholesale bumper distribution segment of the market with four companies, whom the Company believes have greater regional sales than the Company. It also competes with small chrome bumper platers or distributors in virtually every geographical market in which it operates. The Company competes with small chrome bumper platers and distributors primarily on the basis of quality and service. Over the last 10 years, there has been a significant decrease in the number of small bumper platers as a result of the decreasing use of chrome plated bumpers on new automobiles and the increasing environmental requirements for electro-platers. Bumper Recyclers Association of North America ("BRANA"), the nation's only bumper trade association, membership decreased from approximately 100 companies in 1982 to approximately 30 companies in 1996. The Company believes that this trend will continue, creating more sales opportunities for larger regional chrome bumper platers, who are capable of meeting the increased financial and environmental requirements of the future.

  The Company also encounters competition from the OEM's who supply new replacement bumpers to the collision repair market, all of whom have significantly greater resources than the Company. The Company competes with the OEM's primarily on the basis of price.

GOVERNMENT REGULATION AND ENVIRONMENTAL HAZARDS

  The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health

Administration and the EPA, have jurisdiction over the Company's operations with respect to matters including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. See "Cautionary Statements--Compliance with Government Regulations; Environmental Hazards."

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

EMPLOYEES

  At May 31, 1998, the Company had approximately 2,043 full-time employees, of whom 11 were engaged in corporate management, 380 in administration, 920 in sales and customer service, 336 in warehousing and shipping and 396 in manufacturing. Seven persons in the Newark, New Jersey chrome bumper recycling facility and six persons in its Kenilworth, New Jersey service center are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

CAUTIONARY STATEMENTS

  Acquisition Strategy. A principal component of the Company's growth strategy is to acquire other independent distributors of aftermarket collision replacement parts operating in new geographic markets, as well as to increase its penetration in existing markets. Since April 1993, the Company has completed 22 acquisitions of a total of 74 service centers, located primarily in the Northeast, Midwest, Mid-Atlantic and South, of which 17 have been consolidated with existing locations and five have been closed. The Company's ability to maintain or exceed its historical growth rate will depend in large part on its ability to successfully execute its acquisition strategy. While the Company believes that the consolidation in its industry is continuing, it may become more difficult to find meaningful companies to acquire in the future. The successful execution of its acquisition strategy will depend on the Company's ability to identify and to compete for appropriate acquisition candidates, to consummate such acquisitions on favorable terms, to maintain and expand the sales and profitability of the acquired centers and to anticipate the changes that continued growth would impose on its financial reporting and control systems, data processing systems and management. There can be no assurance that the Company will be successful in executing its strategy.

  Acquisition Risks. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails to, or is unable to, discover, and for which the Company as a successor owner or operator may be responsible. The Company seeks to mitigate the risk of these potential liabilities by obtaining indemnities and warranties from the seller and, in some cases, deferring payments of a portion of the purchase price. However, these indemnities, warranties and holdbacks, if obtained, may not fully cover the liabilities due to their limited scope, amounts or duration, the limited financial resources of the indemnitor or warrantor or other reasons. In addition, acquisitions accounted for under the purchase method of accounting generally involve the recording of goodwill and deferred charges on the Company's balance sheet, which are amortized over varying periods of time of up to 20 years. This amortization has the effect of reducing the Company's reported earnings. At March 27, 1998, the Company had recorded approximately $6.4 million in goodwill, net of accumulated amortization, and approximately $2.0 million in deferred charges, net of accumulated amortization, primarily related to noncompetition agreements, which are amortized over the terms of those agreements. It is anticipated that the pending Republic merger will be accounted for as a purchase, resulting in an increase in recorded goodwill by an amount equal to approximately $18.9 million, which will be amortized over 20 years.

  The efficient and effective integration of acquired companies' operations is necessary for the Company's acquisition strategy to be successful. This generally requires, among other things, an integration of purchasing, distribution, marketing and sales efforts, pricing, employee benefits policies, liquidity and capital expenditure requirements, management teams and management information and other systems. In the case of larger acquisitions, such as North Star, Inteuro, All Makes and Republic, the Company has or will maintain existing management information and other systems, including purchasing, pending completion of the installation of a new company-wide management information system. See "Management Information Systems and Year 2000 Issue" below. The challenges of integration may be increased by the need to coordinate geographically separated organizations and by concluding more than one large acquisition within a short period of time, such as the acquisitions of Inteuro and Car Body in January 1998 and the Republic merger, scheduled to close on June 27, 1998. In addition, the integration generally requires a commitment of management resources, which may temporarily divert attention from the day-to-day operations of the Company.

  Republic Merger. The pending Republic merger involves the issuance of approximately 2.9 million shares of the Company's Common Stock, or an increase in its outstanding shares of approximately 19.9% (not including up to an additional 254,000 shares of the Company's Common Stock which may be issued
(i) upon exercise of options or pursuant to rights granted under Republic's Stock Compensation Plan and (ii) upon exercise of options granted under the 1997 Republic Stock Option Plan for Non-employee Directors). Republic is a substantial corporation with business activities spread over a wide geographic area from Alaska to Georgia. The Republic merger involves the integration of two companies that have previously operated independently. The consolidation of certain functions, systems and procedures present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as currently expected. Moreover, although the primary purpose of such actions will be to realize direct cost savings and other operating efficiencies, there can be no assurance of the extent to which such cost savings and efficiencies will be achieved.

  Further, in addition to distributing aftermarket collision replacement parts to collision repair shops (the Company's sole business), over 60% of Republic's sales for the year ended December 31, 1997 (approximately $132.0 million) involved the distribution of mechanical replacement parts for automobiles and trucks through an extensive distribution network to service stations, repair shops, individuals and others. There can be no assurance that the Company will be successful in operating this mechanical replacement parts distribution business or that, in the alternative, it will be able to divest this business over time at prices which will justify the Company having acquired Republic.

  Competition. Based upon industry estimates, the Company believes that approximately 85% of collision parts replacement for automobiles and light trucks are supplied by original equipment manufacturers ("OEMs"), compared with approximately 10% by independent distributors of aftermarket collision replacement parts and an additional 5% by distributors of salvaged parts. The Company competes directly with, and encounters intense competition from, OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision replacement parts. Accordingly, OEMs are in a position to exert pricing and other competitive pressures on the Company and other independent distributors, which could have a material adverse effect on the results of operations of the Company. The aftermarket collision replacement parts distribution industry is highly fragmented. Typically, the Company's competitors are independently owned distributors having from one to three distribution centers. the Company anticipates that it will encounter significant competition in the future, including competition from automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

  Dependence on Key and Foreign Suppliers. The Company is dependent on a small number of suppliers. For the fiscal year ended March 27, 1998, the ten largest suppliers accounted for approximately 40% of the products purchased by the Company. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 1998, approximately 69% of the products distributed by the Company were manufactured in the United States or Canada and approximately 31% were imported directly from manufacturers in Taiwan. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. To date, the Company has not been adversely impacted by the current "Asian Crisis," but there can be no assurance that the Company's sources of supply will not be impacted in the future. The percentage of imported products may decline in the future if sales of autoglass, paint and related supplies and equipment and remanufactured alloy wheels, which are manufactured in the United States, continue to grow. Any significant disruption in the Company's Taiwanese sources of supply or in its relationship with its suppliers located in Taiwan could have a material adverse effect on the Company.

  Continued Acceptance of Aftermarket Collision Replacement Parts. Based upon industry sources, the Company estimates that approximately 87% of automobile collision repair work is paid for in part by insurance; accordingly, the Company's business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. The Company's business is also dependent upon the continued acceptance of such parts by collision repair shops and their customers.

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

  The Company acquired North Star's bumper plating operations in March 1997. In addition to that operation, the Company currently conducts limited bumper plating operations at one site and previously conducted similar operations at 11 additional sites which were closed between 1983 and 1993. The Company's bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. Compliance with such laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position, and no material capital expenditures with respect to the Company's bumper plating operations are anticipated during the next 12 months. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company's current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company's operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company's business and results of operations. In addition, future environmental regulations could add to overall costs of the Company's bumper plating business or otherwise materially and adversely affect these operations.

  Volatility of Stock Price. The trading price of the Company's Common Stock may be subject to significant fluctuations as a result of variations in the Company's actual or anticipated operating results, changes in general market conditions and other factors. In recent years, the stock market generally has experienced significant price and volume fluctuations which often have been unrelated or disproportionate to the operating performance of a specific company or industry. There can be no assurance that the market price of the Company's Common Stock will not decline below the current market price. It is possible that in some future quarter, the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company Common Stock may be materially and adversely affected.

  Management Information Systems and Year 2000 Issue. At the present time, the ordering, shipment, storage and delivery of the Company's products are managed through four centralized information systems located at the Company's corporate headquarters and at the headquarters of North Star, Inteuro and All Makes. Upon completion of the Republic merger, a fifth system will be added. These systems receive periodic information from regional hubs and service centers regarding the location and availability of products, customers, sales and other financial operating data.

  North Star, Inteuro and All Makes have each developed and maintain their own computerized order taking, inventory control and management information systems, which are similar to the Company's systems. Summary financial information is currently transmitted on a periodic basis from North Star's, Inteuro's and All Makes' headquarters to the Company's executive offices.

  In January 1998, the Company purchased a comprehensive enterprise software package for accounting, distribution and inventory planning. The implementation of this package is in the beginning stages. It is anticipated that this software package will allow the Company to standardize business practices at each of its service centers on a company-wide basis as well as standardize the information transmitted to the the Company's executive offices resulting in the receipt of information on a more timely basis. This will enable management to, among other things, identify inventory needs and financial trends faster and more effectively. It is anticipated that the implementation and deployment of the system to the service centers will be completed by the end of December 1999.

  While it is estimated that the total cost (hardware and software) to install the new software package will be substantial, management does not believe that it will be material in relationship to the Company's financial position. However, there can be no assurance that the implementation of the new software package will not involve significant unexpected costs or that unanticipated problems encountered in the conversion from the present system will not have a material adverse effect on the Company's results of operations.

  The third party vendor has advised the Company that the new enterprise software package is year 2000 compliant and management believes that it will provide a comprehensive solution to the year 2000 problem as it relates to the Company. It is believed that once successfully installed throughout the Company, the new system should eliminate any additional costs with respect to this problem. The Company intends to have discussions with its significant vendors to determine the extent to which the Company may be affected by the failure of these parties to correct their own year 2000 issues. There can be no assurance that year 2000 issues at the Company's vendors will not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Pomona, California, on premises which contain approximately 20,000 square feet. The Pomona, California offices are owned by the Company. In addition, the Company owns facilities used as service centers in Chicago, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company leases its remaining facilities, consisting of 76 service centers, of which 11 serve as regional hubs and four also serve as remanufacturing centers.

  The Company's regional hubs range from approximately 25,000 square feet to 163,000 square feet. Its service centers range from approximately 2,500 square feet to 30,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to February 2005, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

  Of the Company's service centers, 11 are leased from parties in whom current or former officers or directors of the Company have an interest. See "Item 13" below. The Company believes that the terms and conditions of leases with affiliated parties are no less favorable to the Company than could have been obtained from unaffiliated parties in arm's-length transactions at the time of the execution of such leases.

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time involved in litigation incidental to the conduct of its business. The Company currently is not a party to any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

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

                                                                   HIGH   LOW
                                                                  ------ ------
   Fiscal 1997
     First Quarter (beginning June 20, 1996)..................... $10.50 $ 9.25
     Second Quarter..............................................  13.75  10.13
     Third Quarter...............................................  17.25  12.00
     Fourth Quarter..............................................  18.13  15.50
   Fiscal 1998
     First Quarter............................................... $17.88 $14.38
     Second Quarter..............................................  22.13  17.75
     Third Quarter...............................................  24.25  21.50
     Fourth Quarter..............................................  24.50  20.25
   Fiscal 1999
     First Quarter (through June 15, 1998)....................... $28.13 $23.68

  On June 15, 1998, the last reported sale price for the Common Stock of the Company as reported on the Nasdaq National Market was $23 7/8 per share. As of June 15, 1998, there were approximately 80 shareholders of record of the Common Stock.

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

                                            FISCAL YEAR ENDED
                          -------------------------------------------------------
                           MARCH 25,   MARCH 31,  MARCH 29,  MARCH 28,  MARCH 27,
                             1994       1995(1)     1996       1997       1998
                          ----------- ----------- ---------  ---------  ---------
                          (UNAUDITED)
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT
 OF INCOME DATA:
Net sales...............   $125,781    $149,581   $178,076   $223,806   $263,802
Cost of sales...........     74,186      87,634    106,169    130,590    149,855
                           --------    --------   --------   --------   --------
Gross profit............     51,595      61,947     71,907     93,216    113,947
Selling and distribution
 expenses...............     37,176      43,101     50,156     61,063     73,551
General and
 administrative
 expenses...............     10,257      11,806     12,388     15,699     18,101
Severance...............        --          --         --         --         705
Merger costs............        --          --         --         905        442
                           --------    --------   --------   --------   --------
Operating income........      4,162       7,040      9,363     15,549     21,148
Other income............        --          --         174        373      1,086
Interest expense........       (892)     (1,300)    (1,721)    (1,477)      (504)
                           --------    --------   --------   --------   --------
Income before income
 taxes..................      3,270       5,740      7,816     14,445     21,730
Income taxes............      1,108       1,543      2,836      4,435      7,497
Cumulative effect of
 accounting change for
 income taxes...........        134         --         --         --         --
                           --------    --------   --------   --------   --------
Net income..............   $  2,028    $  4,197   $  4,980   $ 10,010   $ 14,233
                           ========    ========   ========   ========   ========
Net income per share:
 Basic..................   $   0.20    $   0.41   $   0.49   $   0.88   $   1.02
                           ========    ========   ========   ========   ========
 Diluted................   $   0.20    $   0.41   $   0.49   $   0.87   $   1.01
                           ========    ========   ========   ========   ========
Weighted average common
 shares outstanding:
 Basic..................     10,313      10,255     10,250     11,408     13,915
                           ========    ========   ========   ========   ========
 Diluted................     10,313      10,255     10,250     11,474     14,105
                           ========    ========   ========   ========   ========
Pro forma information
 (unaudited)(2):
Net income, as
 previously reported....   $  2,028    $  4,197   $  4,980   $ 10,010   $ 14,233
Pro forma tax
 adjustment.............       (167)       (705)      (258)    (1,288)    (1,345)
                           --------    --------   --------   --------   --------
Pro forma net income....   $  1,861    $  3,492   $  4,722   $  8,722   $ 12,888
                           ========    ========   ========   ========   ========
Pro forma net income per
 share:
 Basic..................   $   0.18    $   0.34   $   0.46   $   0.76   $   0.93
                           ========    ========   ========   ========   ========
 Diluted................   $   0.18    $   0.34   $   0.46   $   0.76   $   0.91
                           ========    ========   ========   ========   ========
                          (UNAUDITED) (UNAUDITED)
CONSOLIDATED BALANCE
 SHEET DATA:
Working capital.........   $ 12,711    $ 15,230   $ 18,134   $ 30,154   $ 72,454
Total assets............     49,324      56,757     71,780     87,183    119,696
Total current liability.     28,501      30,252     38,335     38,240     21,539
Long-term debt..........      2,235       4,063      7,021      2,087        503
Shareholders' equity....     17,890      21,671     26,119     46,453     97,228

--------
(1) Fiscal 1995 contained 53 weeks.
(2) Pro forma information gives effect to an income tax adjustment to reflect taxation of the income of two corporations acquired in January 1998 (accounted for as poolings of interests), as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere herein. Except for the historical information contained herein, the matters addressed herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are subject to a variety of risks and uncertainties, such as statements of the Company's strategies, plans, objectives, expectations and intentions, that could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Cautionary Statements set forth in Item 1 herein should be read as being applicable to all related forward-looking statements wherever they appear herein.

RECENT AND PENDING ACQUISITIONS

  In March 1997, the Company completed the North Star merger which was accounted for as a pooling of interests, in which the Company issued 2,450,000 shares of its Common Stock. In January 1998, the Company completed the Inteuro and Car Body mergers, which were accounted for as poolings of interests, in which the Company issued an aggregate of 2,000,000 shares of its Common Stock. The pooling of interests method of accounting requires that financial information be presented on an historical combined basis for all periods presented. Therefore, unless otherwise indicated, the following discussion of results of operations and liquidity and capital resources reflects the combined companies for all periods presented.

  In May 1997, the Company acquired the assets related to the bumper distribution business of U.S. Plating Corporation and Alert Bumper, Inc. located in Largo, Florida and in June 1997, the Company acquired the assets related to the remanufactured alloy wheel business of Alloy Wheel Service, Inc. with operations in Minneapolis, Minnesota and Chicago, Illinois. In June 1997, the Company acquired the assets of All Makes Body Parts, Inc., with operations in Phoenix and Tucson, Arizona; El Paso, Texas; Albuquerque, New Mexico; Denver, Colorado and Las Vegas, Nevada. In July 1997, the Company acquired the assets of Reddish Professional Auto Paint Supply, Inc., a paint distributor with operations in Salt Lake City, Utah In September 1997, the Company acquired the assets of Bud's Bumper Inc. with operations in West Palm Beach, Florida. In February 1998, the Company acquired the assets relating to the wheel and hubcap distribution business of Coast to Coast Hub Caps & Wheels, Inc. These acquisitions were each accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations of the above businesses for the period subsequent to the applicable purchase date.

  In February 1998, the Company entered into an Agreement and Plan of Merger to acquire Republic. Special meetings of shareholders of the Company and Republic are being held on June 25, 1998 to approve the acquisition and it is anticipated that the transaction will become effective on June 27, 1998. The acquisition of Republic will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                   MARCH 29, MARCH 28, MARCH 27,
                                                     1996      1997      1998
                                                   --------- --------- ---------
   Net sales......................................   100.0%    100.0%    100.0%
   Cost of sales..................................    59.6      58.3      56.8
                                                     -----     -----     -----
   Gross profit...................................    40.4      41.7      43.2
   Selling and distribution expenses..............    28.2      27.3      27.9
   General and administrative expenses............     7.0       7.0       6.9
   Severance......................................      --        --       0.3
   Merger costs...................................      --       0.4       0.2
                                                     -----     -----     -----
   Operating income...............................     5.3       6.9       8.0
   Other income...................................     0.1       0.2       0.4
   Interest expense...............................     1.0       0.7       0.2
                                                     -----     -----     -----
   Income before income taxes.....................     4.4       6.5       8.2
   Income taxes...................................     1.6       2.0       2.8
                                                     -----     -----     -----
   Net income.....................................     2.8%      4.5%      5.4%
                                                     =====     =====     =====
   Pro forma net income(1)........................     2.7%      3.9%      4.9%
                                                     =====     =====     =====

--------
(1) Pro Forma net income gives effect to an income tax adjustment to reflect taxation of the income of Inteuro and Car Body, acquired in January 1998, as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.

 Fiscal 1998 Compared to Fiscal 1997

  Net sales were $263.8 million in fiscal 1998 compared to $223.8 million in fiscal 1997, an increase of $40.0 million, or 17.9%. This increase was due primarily to an increase of $16.6 million in sales of automotive body parts, an increase of $5.1 million in sales of paint and related materials and an increase of $10.0 million in sales of new and recycled bumpers, which represent increases of approximately 17.6%, 14.0% and 12.3%, respectively, over fiscal 1997. In addition, the Company sold $8.4 million of remanufactured alloy wheels in fiscal 1998 compared to $2.9 million in the prior fiscal year, an increase of 185.3%.

  The increased net sales were attributable primarily to an increase in the number of service centers in operation as a result of acquisitions and an increase in unit volume. Price increases were not a material factor in increased net sales.

  Gross profit increased to $113.9 million (43.2% of net sales) in fiscal 1998 from $93.2 million (41.7% of net sales) in fiscal 1997, an increase of 22.2%, primarily as a result of the increase in net sales. The Company's gross profit margin has improved, in part, due to increased purchasing leverage, a direct result of acquisitions and internal growth. In addition, the United States dollar has strengthened relative to the Taiwanese dollar, resulting in lower costs for imported product. The Company imports approximately 31% of its product from Taiwan, generally, fenders, hoods, door panels and grilles. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions and competition.

  Selling and distribution expenses increased to $73.6 million (27.9% of net sales) in fiscal 1998 from $61.1 million (27.3% of net sales) in fiscal 1997, an increase of 20.5%. The increase in these expenses as a percentage of net sales was generally the result of certain administrative costs associated with consolidating and assimilating acquisitions.

  General and administrative expenses increased to $18.1 million (6.9% of net sales) in fiscal 1998 from $15.7 million (7.0% of net sales) in fiscal 1997, an increase of 15.3%. The decrease in these expenses as a percentage of net sales in fiscal 1998 was primarily the result of certain administrative costs being absorbed over a larger revenue base.

  In addition, during fiscal 1997, the Company incurred $442,000 of costs related to the Inteuro and Car Body mergers, consisting primarily of legal, accounting and regulatory fees which were required to be expensed as incurred. All costs associated with the Inteuro and Car Body mergers were expensed in fiscal 1998. This compares to $905,000 of costs related to the North Star merger, which were expensed in fiscal 1997.

  During fiscal 1998, the Company incurred approximately $705,000 of costs related to severance payments to its former Chairman and Chief Executive Officer.

  As a result of the above factors, net income increased to $14.2 million (5.4% of net sales) in fiscal 1998 from $10.0 million (4.5% of net sales) in fiscal 1997. The increase in net income as a percentage of net sales was primarily the result of an increase in gross profit as a percentage of sales. There can be no assurance that the Company can maintain its gross profit margin at the level experienced in fiscal 1999, which was above historical levels.

 Fiscal 1997 Compared to Fiscal 1996

  Net sales were $223.8 million in fiscal 1997 compared to $178.1 million in fiscal 1996, an increase of $45.7 million, or 25.7%. This increase was due primarily to an increase of $18.9 million in sales of automotive body parts, an increase of $11.3 million in sales of paint and related materials and an increase of $11.7 million in sales of new and recycled bumpers, which represent increases of approximately 25.0%, 45.6% and 16.7%, respectively, over fiscal 1996. In addition, the Company sold $2.9 million of remanufactured alloy wheels in fiscal 1997 compared to $250,000 in the prior fiscal year, an increase of 1,060%.

  The increased net sales were attributable primarily to an increase in the number of service centers in operation and an increase in unit volume. Price increases were not a material factor in increased net sales.

  Gross profit increased to $93.2 million (41.7% of net sales) in fiscal 1997 from $71.9 million (40.4% of net sales) in fiscal 1996, an increase of 29.6%, primarily as a result of the increase in net sales. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions and competition.

  Selling and distribution expenses increased to $61.1 million (27.3% of net sales) in fiscal 1997 from $50.2 million (28.2% of net sales) in fiscal 1996, an increase of 21.7%. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being absorbed over a larger revenue base, which were partially offset by costs associated with consolidating and assimilating acquisitions.

  General and administrative expenses increased to $15.7 million (7.0% of net sales) in fiscal 1997 from $12.4 million (7.0% of net sales) in fiscal 1996, an increase of 26.7%, primarily as a result of increased sales.

  In addition, during fiscal 1997, the Company incurred $905,000 of costs related to the North Star merger, consisting primarily of legal, accounting and regulatory fees which were required to be expensed as incurred. All costs associated with the North Star merger were expensed in fiscal 1997.

  As a result of the above factors, net income increased to $10.0 million (4.5% of net sales) in fiscal 1997 from $5.0 million (2.8% of net sales) in fiscal 1996. The increase in net income as a percentage of net sales was primarily the result of an increase in gross profit as a percentage of sales. Gross profit margin in fiscal 1997 increased primarily as a result of changes in product mix, including an increase in the sale of remanufactured alloy wheels. However, there can be no assurance that the Company can maintain its gross profit margin at the level experienced in fiscal 1997, which was above historical levels.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

  The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period between December and April. The winter of 1998 was unusually mild. The impact of seasonality may be reduced somewhat in the future as Keystone becomes more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has entered into an amended revolving loan agreement with its commercial lender that provides for a $25 million unsecured credit facility that expires in September 1998. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At June 15, 1998, no funds had been drawn under the line of credit. The revolving loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 27, 1998 and as of the date of filing of this Annual Report.

  The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At March 27, 1998, working capital was $72.5 million compared to $30.2 million at March 28, 1997. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

  The Company believes that its existing working capital, estimated cash flow from operations and funds available under its line of credit will enable it to finance its anticipated growth in sales and to complete anticipated acquisitions for at least the next 12 months.

  The Company believes that consolidation among independent distributors of aftermarket collision parts is creating opportunities for the Company to acquire service centers in new and existing markets. See "Cautionary Statements" in Item 1 above. The Company intends to continue exploring acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock or paying cash obtained from (i) operations, (ii) proceeds from public offerings of its Common Stock or (iii) advances drawn under its credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, future issuances of equity securities, will result in dilution to the shareholders of the Company.

  For information concerning the Year 2000 issue and the impact on the Company, see "Item 1. Cautionary Statements."

INFLATION

  The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

NEW ACCOUNTING STANDARDS

  In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which is effective for financial statements for periods beginning after December 15, 1997, and which revises and standardizes disclosure requirements for pensions and other postretirement benefits. The Company will revise its disclosures as necessary upon adoption of SFAS No. 132. Additionally, in March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. There will be no impact due to the adoption of SOP 98-1.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997. The Company will be required to report financial and descriptive information about its reportable operating segments. The Company believes there will be no impact on its financial statements due to the adoption of SFAS No. 131. In June 1997, the FASB also issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not anticipate any impact on its financial statements due to the adoption of SFAS No. 130.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Report of Independent Auditors.............................................   21
Consolidated Balance Sheets at March 28, 1997 and March 27, 1998...........   22
Consolidated Statements of Income for the years ended March 29, 1996, March
 28, 1997 and March 27, 1998...............................................   23
Consolidated Statements of Shareholders' Equity for the years ended March
 29, 1996, March 28, 1997 and March 27, 1998...............................   24
Consolidated Statements of Cash Flows for the years ended March 29, 1996,
 March 28, 1997 and March 27, 1998.........................................   25
Notes to Consolidated Financial Statements.................................   26

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 28, 1997 and March 27, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 27, 1998. Our audits also included the financial statement schedule listed in the index at 14(d). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inteuro Parts Distributors, Inc. or Car Body Concepts, Inc., wholly owned subsidiaries (see
Note 2), as of and for the year ended December 31, 1996, which combined statements reflect total assets of $8,382,913 as of December 31, 1996, and total revenues of $29,485,099 for the year then ended. Those statements were audited by Arthur Andersen LLP whose report has been furnished to us, and our opinion, insofar as it relates to data included for Inteuro Parts Distributors, Inc. and Car Body Concepts, Inc. for that period, is based solely on their report.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of Arthur Andersen LLP provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Automotive Industries, Inc. at March 28, 1997 and March 27, 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 1998, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          Ernst & Young LLP

                                          /s/ Ernst & Young LLP

Los Angeles, California
June 1, 1998

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            MARCH 28,  MARCH 27,
                                                              1997       1998
                                                            ---------  ---------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents...............................  $  2,284   $ 10,859
  Accounts receivable, less allowance for doubtful
   accounts of $732 in 1997 and $593 in 1998..............    19,873     23,476
  Inventories, primarily finished goods...................    43,374     54,870
  Prepaid expenses and other current assets...............     1,077      2,094
  Deferred taxes..........................................     1,786      2,694
                                                            --------   --------
   Total current assets...................................    68,394     93,993
Property, plant and equipment, at cost:
  Land....................................................       486        519
  Buildings and leasehold improvements....................     6,635      7,828
  Machinery and equipment.................................    10,032     10,386
  Furniture and fixtures..................................     8,638     11,880
                                                            --------   --------
                                                              25,791     30,613
  Accumulated depreciation and amortization...............   (12,804)   (15,740)
                                                            --------   --------
                                                              12,987     14,873
Goodwill, net of accumulated amortization of $138 in 1997
 and $437 in 1998.........................................     1,341      6,295
Other intangibles, net of accumulated amortization of $634
 in 1997 and $1,302 in 1998...............................     2,378      1,980
Other assets..............................................     2,083      2,555
                                                            --------   --------
   Total assets...........................................  $ 87,183   $119,696
                                                            ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Line of credit..........................................  $ 12,629   $    --
  Bankers acceptances.....................................     3,538      1,852
  Accounts payable........................................    17,771     13,428
  Accrued salaries, wages and related benefits............     2,298      2,639
  Other accrued liabilities...............................       426      2,336
  Long-term debt, due within one year.....................     1,192        629
  Notes payable to related parties........................       --         150
  Deferred taxes..........................................       386        505
                                                            --------   --------
   Total current liabilities..............................    38,240     21,539
Long-term debt, less current maturities...................     1,895        503
Notes payable to related parties..........................       192        --
Deferred taxes............................................       403        426
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
   Authorized shares--3,000,000
   None issued and outstanding
  Common stock, no par value:
   Authorized shares--50,000,000
   Issued and outstanding shares--11,750,000 in 1997 and
    14,642,000 in 1998, at stated value...................    15,923     57,196
  Additional paid-in capital..............................       582        724
  Retained earnings.......................................    29,948     39,308
                                                            --------   --------
   Total shareholders' equity.............................    46,453     97,228
                                                            --------   --------
   Total liabilities and shareholders' equity.............  $ 87,183   $119,696
                                                            ========   ========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                       YEAR ENDED
                                            ----------------------------------
                                            MARCH 29,   MARCH 28,   MARCH 27,
                                               1996        1997        1998
                                            ----------  ----------  ----------
Net sales.................................. $  178,076  $  223,806  $  263,802
Cost of sales..............................    106,169     130,590     149,855
                                            ----------  ----------  ----------
Gross profit...............................     71,907      93,216     113,947
Operating expenses:
  Selling and distribution ................     50,156      61,063      73,551
  General and administrative...............     12,388      15,699      18,101
  Severance................................        --          --          705
  Merger costs.............................        --          905         442
                                            ----------  ----------  ----------
                                                62,544      77,667      92,799
                                            ----------  ----------  ----------
Operating income...........................      9,363      15,549      21,148
Other income...............................        174         373       1,086
Interest expense...........................     (1,721)     (1,477)       (504)
                                            ----------  ----------  ----------
Income before income taxes.................      7,816      14,445      21,730
Income taxes...............................      2,836       4,435       7,497
                                            ----------  ----------  ----------
Net income................................. $    4,980  $   10,010  $   14,233
                                            ==========  ==========  ==========
Net income per share--basic................ $     0.49  $     0.88  $     1.02
                                            ==========  ==========  ==========
Weighted average common shares
 outstanding--basic........................ 10,250,000  11,408,000  13,915,000
                                            ==========  ==========  ==========
Net income per share--diluted.............. $     0.49  $     0.87  $     1.01
                                            ==========  ==========  ==========
Weighted average common shares
 outstanding--diluted...................... 10,250,000  11,474,000  14,105,000
                                            ==========  ==========  ==========

                   (unaudited pro forma information) (Note 2)

Net income, as previously reported......... $    4,980  $   10,010  $   14,233
Pro forma tax adjustment...................       (258)     (1,288)     (1,345)
                                            ----------  ----------  ----------
Pro forma net income....................... $    4,722  $    8,722  $   12,888
                                            ==========  ==========  ==========
Pro forma net income per share--basic...... $     0.46  $     0.76  $     0.93
                                            ==========  ==========  ==========
Pro forma net income per share--diluted.... $     0.46  $     0.76  $     0.91
                                            ==========  ==========  ==========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                   COMMON STOCK    ADDITIONAL
                                ------------------  PAID-IN   RETAINED
                                  SHARES   AMOUNT   CAPITAL   EARNINGS   TOTAL
                                ---------- ------- ---------- --------  -------
Balance at April 1, 1995....... 10,250,000 $ 4,301    $582    $16,788   $21,671
  S-Corp distributions by
   pooled companies............        --      --      --        (532)     (532)
  Net income...................        --      --      --       4,980     4,980
                                ---------- -------    ----    -------   -------
Balance at March 29, 1996...... 10,250,000   4,301     582     21,236    26,119
  Issuance of 1,500,000 shares
   in connection with initial
   public offering at $9.00 a
   share net of offering costs
   and commissions of $1,878...  1,500,000  11,622     --         --     11,622
  S-Corp distributions by
   pooled companies............        --      --      --      (1,298)   (1,298)
  Net income...................        --      --      --      10,010    10,010
                                ---------- -------    ----    -------   -------
Balance at March 28, 1997...... 11,750,000  15,923     582     29,948    46,453
  Net adjustment for pooled
   companies for the quarter
   ended March 31, 1997........        --      --      --      (2,072)   (2,072)
  Issuance of stock, net of
   offering costs of $2,679....  2,610,000  37,776     --         --     37,776
  Issuance of stock in
   connection with acquisition
   of All Makes at $12.75 per
   share.......................    235,000   2,991     --         --      2,991
  Stock options exercised......     47,000     506     --         --        506
  Tax benefit of stock options
   exercised...................        --      --      142        --        142
  S-Corp distributions by
   pooled companies............        --      --      --      (2,801)   (2,801)
  Net income...................        --      --      --      14,233    14,233
                                ---------- -------    ----    -------   -------
Balance at March 27, 1998...... 14,642,000 $57,196    $724    $39,308   $97,228
                                ========== =======    ====    =======   =======


                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            YEAR ENDED
                                                   ------------------------------
                                                   MARCH 29, MARCH 28,  MARCH 27,
                                                     1996      1997       1998
                                                   --------- ---------  ---------
OPERATING ACTIVITIES
Net income.......................................   $ 4,980  $ 10,010   $ 14,233
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..................     2,016     3,086      4,155
  Deferred taxes.................................       239      (487)      (618)
  Provision for losses on uncollectible accounts.       317       747        372
  Provision for losses on inventory..............       641       322        495
  (Gain) loss on sales of assets.................       133      (150)        76
  Changes in operating assets and liabilities:
   Accounts receivable...........................    (4,805)   (3,334)    (2,886)
   Inventories...................................    (5,253)   (7,522)    (8,031)
   Prepaid expenses and other current assets.....       683      (111)      (692)
   Accounts payable..............................     3,515     3,047     (7,613)
   Accrued salaries, wages and related benefits..       546       625       (332)
   Other accrued liabilities.....................      (504)     (785)     1,910
   Other, net....................................       445      (436)      (620)
                                                    -------  --------   --------
Net cash provided by operating activities........     2,953     5,012        449
INVESTING ACTIVITIES
Proceeds from sales of assets....................       201       270        213
Acquisitions of certain service centers..........    (5,054)   (4,926)    (7,048)
Purchases of property, plant and equipment.......    (2,861)   (4,378)    (3,790)
                                                    -------  --------   --------
Net cash used in investing activities............    (7,714)   (9,034)   (10,625)
FINANCING ACTIVITIES
Borrowings under bank credit facility............     1,560    19,129        --
Payments under bank credit facility..............       (50)  (19,750)   (12,629)
Bankers acceptances..............................     1,067        18     (1,686)
Borrowings on notes payable to officers,
 shareholders and other related parties..........       361       --         --
Payments on notes payable to officers,
 shareholders and other related parties..........      (364)     (172)       (42)
Borrowings on long-term debt.....................     5,059     1,024        --
Principal payments on long-term debt.............    (2,499)   (9,027)    (1,892)
S-Corp distributions related to pooled companies.      (532)   (1,055)    (2,801)
Proceeds from initial public and secondary
 offering........................................       --     11,622     37,776
Proceeds from stock option exercises.............       --        --         506
                                                    -------  --------   --------
Net cash provided by financing activities........     4,602     1,789     19,232
                                                    -------  --------   --------
Net (decrease) increase in cash and cash
 equivalents.....................................      (159)   (2,233)     9,056
Cash and cash equivalents at beginning of year...     4,676     4,517      2,284
Net change in cash and cash equivalents during
 the quarter ended March 31, 1997 for pooled
 companies.......................................       --        --        (481)
                                                    -------  --------   --------
Adjusted cash and cash equivalents at beginning
 of year.........................................     4,676     4,517      1,803
                                                    -------  --------   --------
Cash and cash equivalents at end of year.........   $ 4,517  $  2,284   $ 10,859
                                                    =======  ========   ========
SUPPLEMENTAL DISCLOSURES:
Interest paid during the year....................   $ 1,734  $  1,516   $    585
Income taxes paid during the year................   $ 2,412  $  5,311   $  6,346
Acquisition of businesses using debt.............   $ 1,666  $    500   $    --
Acquisition of business using stock..............   $   --   $    --    $  2,991

                            See accompanying notes.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 27, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS INFORMATION

  The principal business of Keystone Automotive Industries, Inc. and its subsidiaries (the "Company") is the distribution of replacement parts for automobiles and light trucks to collision repair shops through a network of service centers located within the United States and one in Mexico.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. and its wholly owned subsidiaries, North Star Plating Co. ("North Star"), and Inteuro Parts Distributors, Inc. and Car Body Concepts, Inc. (collectively "Inteuro"). All significant intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

  The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The fiscal years ended March 29, 1996, March 28, 1997 and March 27, 1998 each included 52 week periods.

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

  During 1998 and 1997, the Company imported 31% and 29% of its products from the Far East, respectively.

RECLASSIFICATIONS

  Certain amounts as previously reported have been reclassified to conform to the March 27, 1998 presentation.

FAIR VALUES OF FINANCIAL INSTRUMENTS

  Fair values of cash and cash equivalents, accounts payable, bankers' acceptances and other short-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CASH EQUIVALENTS

  The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by major financial institutions.

INVENTORIES

  The Company's inventories consist primarily of automotive aftermarket collision replacement parts, paint and related items and bumpers. Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION

  The Company uses the straight-line method for calculating depreciation and amortization of property, plant, and equipment over the following estimated useful lives:

     Buildings...............  20 years
     Machinery and equipment.  5 - 12 years
     Furniture and fixtures..  5 - 7 years
     Auto and truck..........  3 - 5 years
     Leasehold improvements..  Term of lease or life of the asset, whichever is shorter

GOODWILL AND OTHER INTANGIBLES

  Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is amortized over 15 or 20 years using the straight-line method. Other intangibles are comprised of covenants not to compete. Covenants not to compete are amortized using the straight-line method over the terms of the agreements, generally 3-5 years.

REVENUE RECOGNITION

  The Company recognizes revenue from product sales at the time of delivery or shipment. The Company provides its customers the right to return products that are damaged or defective. The effect of these programs is estimated and current period sales and costs of sales are reduced accordingly.

STOCK-BASED COMPENSATION

  The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB
No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. The Company has not granted stock options at less than the fair value of the stock at the date of grant.

NEW ACCOUNTING STANDARDS

  In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits," which is effective for financial statements for periods beginning after December 15, 1997, and which revises and standardizes disclosure requirements for pensions and other postretirement benefits. The Company will revise its disclosures as necessary upon adoption of SFAS No. 132. Additionally, in March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Use," was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. There will be no impact due to the adoption of SOP 98-1.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for financial statements for periods beginning after December 15, 1997. The Company will be required to report financial and descriptive information about its reportable operating segments. The Company believes there will be no impact on its financial statements due to the adoption of SFAS No. 131. In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not anticipate any impact on its financial statements due to the adoption of SFAS No. 130.

2. ACQUISITIONS

  Effective January 1, 1998, Inteuro merged with and into the Company. An aggregate of 2,000,000 shares of the Company's common stock were issued in exchange for all of the issued and outstanding common stock of Inteuro. Additionally, on March 28, 1997, the Company completed a merger with North Star. An aggregate of 2,450,000 shares of Keystone common stock were exchanged for all of the outstanding common stock of North Star.

  These transactions were accounted for as poolings of interests and therefore, all prior period financial statements presented include Inteuro's and North Star's historical activities. Inteuro and North Star used a September 30 and December 31 year end, respectively. The Company's financial statements for 1996 and 1997 combine the Company's consolidated financial statements for years ended March 29, 1996 and March 28, 1997, with Inteuro's financial statements for years ended December 31, 1995 and 1996, respectively.

  For the quarter ended March 28, 1997 net income for Inteuro was $385,000, offset by S-Corp. distributions of $2,457,000, resulting in a net adjustment to retained earnings of $2,072,000. Revenue and expenses of $9,164,000 and $8,779,000, respectively, were recorded for the quarter ended March 28, 1997 for Inteuro which have not been reflected in the statement of operations.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The North Star balance sheets and statements of income and cash flow have been conformed to the Company's fiscal years ended March 29, 1996 and March 28, 1997. Net sales, net income and other changes in shareholders' equity of the separate companies for the periods preceding the North Star and Inteuro mergers were as follows for the last three years:

                                                                     UNAUDITED
                                                  YEAR ENDED        NINE MONTHS
                                              --------------------     ENDED
                                              MARCH 29,  MARCH 28,  DECEMBER 26,
                                                1996       1997         1997
                                              ---------  ---------  ------------
                                                       (IN THOUSANDS)
Net sales:
  Keystone, as previously reported........... $115,326   $138,380     $165,702
  North Star.................................   43,317     58,227          --
  Inteuro....................................   21,055     29,485       26,757
  Intercompany eliminations..................   (1,622)    (2,286)         --
                                              --------   --------     --------
Combined..................................... $178,076   $223,806     $192,459
                                              ========   ========     ========
Net income:
  Keystone................................... $  3,106   $  4,836     $  7,495
  North Star.................................    1,230      1,953          --
  Inteuro....................................      644      3,221        2,964
                                              --------   --------     --------
Combined..................................... $  4,980   $ 10,010     $ 10,459
                                              ========   ========     ========
Other changes in shareholders' equity:
  Keystone................................... $    --    $ 11,622     $ 37,776
  S-Corp. distributions--Inteuro.............     (532)    (1,298)      (2,801)

  The above net income reflects the historical results of operations of Inteuro, which had elected to be taxed under subchapter "S" of the Internal Revenue Code, and therefore, does not reflect the corporate tax liability that is passed through to its shareholders. The pro forma net income and earnings per share included herein reflect income tax expense of the combining companies at an estimated statutory rate of 39%-40%.

  In connection with the merger with North Star and Inteuro, $905,000 and $442,000 of merger costs and expenses were incurred and have been charged to operations for the year ended March 28, 1997 and March 27, 1998, respectively. The merger costs and expenses consisted primarily of legal, accounting, and investment banking fees.

3. GOODWILL AND OTHER INTANGIBLES

   Goodwill increased approximately $5,253,000 during fiscal 1998, as a result of acquisitions. Amortization expense for goodwill and other intangibles for the years ended March 29, 1996, March 28, 1997 and March 27, 1998 was $124,000, $616,000 and $967,000, respectively, and is included with depreciation and amortization expense.

4. FINANCING ARRANGEMENTS

  The Company maintains a revolving line of credit with a commercial lender that provides a $25,000,000 unsecured credit facility that expires, as amended, on September 30, 1998. Initial advances under the revolving

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

line of credit are made with interest at the lender's prime rate; however, at the Company's option, all advances may be converted to LIBOR plus 0.75% - 0.875%. The agreement also contains an unused line charge of 0.125%. At March 27, 1998, no amounts were outstanding under the line of credit. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 27, 1998.

5. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                            MARCH 28, MARCH 27,
                                                              1997      1998
                                                            --------- ---------
                                                              (IN THOUSANDS)
   Note payable to bank, secured by assets of Inteuro,
    payable in monthly installments of $16,667 plus
    interest at 0.5% over the prime rate, due June 2001....  $  900    $  --
   Various covenants not-to-compete, payable with interest
    up to 8%, payable through 2001.........................     884       327
   Other...................................................   1,495       805
                                                             ------    ------
                                                              3,279     1,132
   Less amount due within one year.........................   1,192       629
                                                             ------    ------
   Amounts due after one year..............................  $2,087    $  503
                                                             ======    ======

  Long-term debt due after one year matures approximately as follows: 1999-- $629,000; 2000--$308,000; and 2001--$195,000.

6. SHAREHOLDERS' EQUITY

  In June 1996, the Company completed its initial public offering at 1,500,000 shares at an offering price of $9.00 per share, which generated net proceeds of $11,622,000. In June 1997, the Company's Registration Statement of Form S-1 was declared effective by the Securities and Exchange Commission, permitting the Company to sell additional shares of its common stock to the public. The Company and selling shareholders sold 2,610,000 shares each, at an offering price of $15.50 per share, which generated net proceeds to the Company of $37,776,000 (net of underwriter commissions and offering costs). The Company's proceeds from both offerings were used to pay down bank debt, to fund acquisitions and for working capital. Additionally, in August 1997, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 50,000,000.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

7. EARNINGS PER SHARE

  In 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS No. 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                           YEAR ENDED
                                                  -----------------------------
                                                  MARCH 29, MARCH 28, MARCH 27,
                                                    1996      1997      1998
                                                  --------- --------- ---------
                                                    (IN THOUSANDS, EXCEPT PER
                                                         SHARE AMOUNTS)
Numerator:
  Net income.....................................  $4,980    $10,010   $14,233
                                                   ------    -------   -------
Denominator:
  Denominator for basic earnings per share--
   weighted average shares.......................  10,250     11,408    13,915
                                                   ------    -------   -------
Effect of dilutive securities:
  Employee stock options.........................     --          66       190
  Denominator for dilutive earnings per share--
   adjusted weighted average shares and assumed
   conversions...................................  10,250     11,474    14,105
                                                   ------    -------   -------
Basic earnings per share.........................  $ 0.49    $  0.88   $  1.02
                                                   ======    =======   =======
Diluted earnings per share.......................  $ 0.49    $  0.87   $  1.01
                                                   ======    =======   =======

  All weighted shares and per share amounts have been adjusted for the 3.85:1 common stock split that occurred in April, 1996.

8. RELATED PARTY TRANSACTIONS

  The Company has entered into various property lease agreements with related parties, including certain of the Company's directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm's length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $665,000, $931,000 and $1,715,000 for 1996, 1997 and
1998, respectively, exclusive of the Company's obligation for property taxes and insurance.

  Notes payable to officers, shareholders, and other related parties of $150,000 are unsecured, due October 1, 1998, and bear interest at 8.25%. Interest expense incurred in connection with these obligations was $43,000 at March 29, 1996, $21,000 at March 28, 1997 and $14,000 at March 27, 1998.

  In December 1996, Inteuro sold its Atlanta facility and land to a related entity. At the time of the sale, the facility and land had a book value of $662,000 and related outstanding debt of $415,000. Inteuro distributed the net assets related to the facility and land of $244,000 to the related entity. No rent payments were made to the related entity in 1996.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

9. INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             MARCH 28, MARCH 27,
                                                               1997      1998
                                                             --------- ---------
                                                               (IN THOUSANDS)
   Deferred tax assets:
     Uniform cost capitalization............................  $  765    $1,067
     Inventory reserve......................................     206       506
     Accrued expenses not currently deductible for tax......     728       913
     Other, net.............................................     281       208
                                                              ------    ------
   Total deferred tax assets................................   1,980     2,694
   Deferred tax liabilities:
     Prepaid expenses.......................................    (385)     (505)
     Tax depreciation over book.............................    (182)     (158)
                                                              ------    ------
   Total deferred tax liabilities...........................    (567)     (663)
                                                              ------    ------
   Net deferred tax assets..................................  $1,413    $2,031
                                                              ======    ======

  No valuation allowance was necessary for deferred tax assets in 1997 or 1998.

  Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

                                                            YEAR ENDED
                                                   -----------------------------
                                                   MARCH 29, MARCH 28, MARCH 27,
                                                     1996      1997      1998
                                                   --------- --------- ---------
                                                          (IN THOUSANDS)
   Current:
     Federal......................................  $2,064    $3,958    $6,575
     State........................................     533       964     1,540
                                                    ------    ------    ------
                                                     2,597     4,922     8,115
   Deferred:
     Federal......................................     203      (390)     (514)
     State........................................      36       (97)     (104)
                                                    ------    ------    ------
                                                       239      (487)     (618)
                                                    ------    ------    ------
                                                    $2,836    $4,435    $7,497
                                                    ======    ======    ======

  Prior to purchase of Inteuro by the Company on January 1, 1998, Inteuro had elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, taxable income of Inteuro has been reported in the tax returns of the individual shareholders of Inteuro. Subsequent to the acquisition of Inteuro on January 1, 1998, the operating results of Inteuro are included in the consolidated federal and state tax returns of the Company.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

                                      YEAR ENDED
                             -----------------------------
                             MARCH 29, MARCH 28, MARCH 27,
                               1996      1997      1998
                             --------- --------- ---------
                                    (IN THOUSANDS)
   Income taxes at
    statutory tax rate.....   $2,657    $ 4,911   $ 7,606
   State income taxes, net
    of federal tax effect..      414        727       915
   S-Corp earnings of
    Inteuro................     (258)    (1,288)   (1,221)
   Non-deductible expenses.       17         47       197
   Other, net..............        6         38       --
                              ------    -------   -------
                              $2,836    $ 4,435   $ 7,497
                              ======    =======   =======

10. EMPLOYEE BENEFIT PLANS

  The Company terminated its employee stock ownership plan which covers substantially all of its employees. Final payout is expected to occur during fiscal 1999. Under the terms of the Internal Revenue Code, each year's tax deductible contribution is limited to a maximum of 15% of the Company's qualified payroll. A carryover of unused allowable contributions is allowed, subject to certain limits. Under the terms of the plan, the Company makes the contribution to the Trustee, who is required to follow the Administrative Committee's investment decisions. There were no Company contributions to the plan in 1996, 1997 nor 1998.

  In March 1979, the Company adopted a defined benefit pension plan (the "Plan") to provide pension benefits to all non-union employees. Plan benefits are based on an employee's years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits resulting in a curtailment gain of $427,000. The curtailment gain was used to offset unrecognized net losses of the Plan. The assets of the Plan consist primarily of investments in mutual funds, time certificates of deposit, and marketable debt securities. The Company's policy is to fund pension cost accrued.

  The net periodic pension cost for the Plan consisted of the following:

                                                          YEAR ENDED
                                                 -----------------------------
                                                 MARCH 29, MARCH 28, MARCH 27,
                                                   1996      1997      1998
                                                 --------- --------- ---------
                                                        (IN THOUSANDS)
   Service costs benefits earned during the
    year........................................   $ 132     $ 154     $  18
   Interest cost on projected benefit
    obligation..................................     213       232       271
   Actual return on assets......................    (153)     (199)     (419)
   Net amortization and deferral................      45        40       235
   Effect of curtailment........................     --        --       (427)
   Reduction of unrecognized net losses.........     --        --        427
                                                   -----     -----     -----
                                                   $ 237     $ 227     $ 105
                                                   =====     =====     =====

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The following is a summary of the status of the funding of the Plan:

                                                            MARCH 28, MARCH 27,
                                                              1997      1998
                                                            --------- ---------
                                                              (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Vested benefit obligations............................  $(2,783)  $ 2,529
     Non-vested benefit obligations........................      (81)      223
                                                             -------   -------
   Accumulated benefit obligations.........................  $(2,864)  $ 2,752
                                                             =======   =======
   Projected benefit obligations...........................  $(3,380)  $(2,752)
   Assets of the Plan at market............................    2,989     3,015
                                                             -------   -------
   Projected benefit obligation greater than assets of the
    Plan...................................................     (391)      263
   Unrecognized net losses not yet recognized in periodic
    pension cost...........................................    1,195       620
   Unrecognized net transition obligation at March 28,
    1987, being recognized over 25 years...................      120       --
                                                             -------   -------
   Prepaid pension included in other assets................  $   924   $   883
                                                             =======   =======

  In determining the actuarial present value of projected benefit obligations at March 28, 1997 and March 27, 1998, a discount rate of 8% was used. Due to the amendment, there are no future compensation increases for the Plan for the year ended March 27, 1998. Future compensation for the year ended March 28, 1997 levels were assumed to increase at an annual rate of 5%. The expected long-term annual rate of return on assets was 8% for the years ended March 28, 1997 and March 27, 1998.

  The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $173,000 and $982,000 as of March 28, 1997 and March 27, 1998, respectively.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

11. STOCK COMPENSATION PLANS

  In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the "1996 Plan"). There were 1,100,000 shares of Common Stock reserved for issuance under the 1996 Plan. The 1996 Plan provides for granting of stock options that may be either "incentive stock options" within the meaning of
Section 422A of the Internal Revenue Code of 1986 (the "Code") or "non-qualified stock options," which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1996 Plan. All options granted have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant. No options were exercised during the year ended March 28, 1997.

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
      STOCK OPTION PLAN                                         SHARES   PRICE
      -----------------                                         ------- --------
   Outstanding at March 29, 1996...............................     --   $  --
     Granted................................................... 432,000   11.90
                                                                -------  ------
   Outstanding at March 28, 1997............................... 432,000   11.90
     Granted................................................... 232,000   17.13
     Exercised.................................................  47,250   10.72
     Expired...................................................  28,500   13.22
                                                                -------  ------
   Outstanding at March 27, 1998............................... 588,250  $13.99
                                                                =======  ======

  The following tabulation summarizes certain information concerning outstanding and exercisable options at March 28, 1997 and March 27, 1998:

                                                              PRICE RANGE
                                                        -----------------------
                                                                $12.25-
                                                         $9.00  $18.88  $20.375
                                                        ------- ------- -------
   Outstanding options as of March 28, 1997:
     Number outstanding................................ 220,000 212,000     --
     Weighted average exercise price...................   $9.00  $14.90     --
     Weighted average remaining contractual life in
      years............................................     9.2     9.3
   Exercisable options:
     Number exercisable................................  20,000  45,000     --
     Weighted average exercise price...................   $9.00  $12.69     --
   Outstanding options as of March 27, 1998:
     Number outstanding................................ 187,750 168,500 232,000
     Weighted average exercise price...................   $9.00  $15.23  $17.13
     Weighted average remaining contractual life in
      years............................................     8.2     8.3     9.4
   Exercisable options:
     Number exercisable................................  67,500  57,125  25,000
     Weighted average exercise price...................   $9.00  $14.71  $16.90

  There were no exercisable options outstanding in fiscal year 1996.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                             MARCH 28, MARCH 27,
                                                               1997      1998
                                                             --------- ---------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
       Pro forma:
         Net income.........................................  $9,888    $13,855
         Net income per share:
         Basic..............................................  $  .87    $  1.00
         Diluted............................................  $  .86    $   .98

  The effects of applying SFAS No. 123 for purposes of determining pro forma net income and net income per share are not likely to be representative of the effects on reported net income for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                             MARCH 28, MARCH 27,
                                                               1997      1998
                                                             --------- ---------
       Risk free interest rate..............................   6.52%     5.58%
       Expected life in years...............................      4         4
       Expected volatility..................................   26.8%     25.5%
       Expected dividend yield..............................   0.00%     0.00%

12. COMMITMENTS AND CONTINGENCIES

  The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

  Future minimum lease payments, under noncancelable operating leases with initial terms of one year or more, are approximately as follows at March 27, 1998:

                                                       RELATED           TOTAL
                                                        PARTY          OPERATING
                                                       LEASES   OTHER   LEASES
                                                       ------- ------- ---------
                                                            (IN THOUSANDS)
       1999........................................... $1,701  $ 5,195  $ 6,896
       2000...........................................  1,728    4,536    6,264
       2001...........................................  1,514    3,127    4,641
       2002...........................................  1,062    1,635    2,697
       2003...........................................  1,070      532    1,602
       Thereafter.....................................  2,331      531    2,862
                                                       ------  -------  -------
       Total minimum rental payments.................. $9,406  $15,556  $24,962
                                                       ======  =======  =======

  Total rent expense amounted to $4,823,000, $6,217,000 and $7,054,000 for 1996, 1997 and 1998, respectively, exclusive of the Company's obligation for property taxes and insurance. Certain leases contain provisions for rent escalation that is being amortized on a straight-line basis over the lives of the leases.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended March 28, 1997 and March 27, 1998. The summary of the quarterly results of operations for 1997 includes the quarterly results of Inteuro for the year ended December 31, 1996 on a three-month lag basis.

                                                     QUARTER ENDED
                                       -----------------------------------------
                                       JUNE 28 SEPTEMBER 29 DECEMBER 29 MARCH 28
                                       ------- ------------ ----------- --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   1997:
   Net Sales.......................... $52,560   $51,183      $57,473   $62,590
   Gross Profit.......................  21,531    21,070       24,142    26,473
   Net Income.........................   2,294     2,341        2,849     2,526
   Net Income Per Share--Diluted......    0.22      0.20         0.24      0.21
                                                     QUARTER ENDED
                                       -----------------------------------------
                                       JUNE 27 SEPTEMBER 26 DECEMBER 26 MARCH 27
                                       ------- ------------ ----------- --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   1998:
   Net Sales.......................... $62,745   $63,396      $66,247   $71,414
   Gross Profit.......................  26,504    27,423       29,244    30,776
   Net Income.........................   3,253     3,924        3,691     3,365
   Net Income Per Share--Diluted......    0.27      0.27         0.25      0.23

  Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

14. SUBSEQUENT EVENTS

  In February 1998, the Company entered into an Agreement and Plan of Merger to acquire Republic Automotive Parts, Inc. ("Republic"). The Company filed a registration statement in connection with this transaction with the Securities and Exchange Commission. The transaction is structured as a merger under which the Company will issue common stock in exchange for each share of Republic common stock. Special meetings of shareholders of the Company and Republic are being held to approve the acquisition on June 25, 1998 and it is anticipated that the transaction will become effective on June 27, 1998. The acquisition of Republic will be accounted for under the purchase method of accounting. Republic will become a subsidiary of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the directors and executive officers of the Company.

                                                                       YEARS
                                                                      EMPLOYED
             NAME           AGE              POSITION                BY COMPANY
             ----           ---              --------                ----------
   Ronald G. Brown.........  61 Chairman of the Board                    30(1)
                                President, Chief Executive Officer
   Charles J. Hogarty......  57 and Director                             37
                                Executive Vice President and
   Al A. Ronco.............  62 Director                                 38
   Kim D. Wood.............  42 Vice President and President and
                                 Chief Operating Officer of North
                                 Star                                    16(1)
   John M. Palumbo.........  42 Vice President, Treasurer, and
                                 Chief Financial Officer                  2
                                Vice President--Sales and
   Christopher Northup.....  38 Marketing                                15
                                Vice President--General Counsel
   James C. Lockwood.......  60 and Secretary                             1
   Timothy C. McQuay(2)....  46 Director                                 --
   George E. Seebart(2)....  69 Director                                 --

--------
(1) Includes years of service at North Star.

(2) Member of the Audit Committee and the Compensation Committee.

  RONALD G. BROWN was elected a director of the Company upon completion of the North Star Merger pursuant to the terms of the Merger Agreement and was elected as Chairman of the Board of Directors in May 1997. Mr. Brown served as President of North Star from its founding in 1968 until the North Star Merger and he is currently the Vice-President--Manufacturing of North Star. From 1982 to the present, he has been a member of the Board of Directors of First Bank N.A. of Brainerd, Minnesota, an affiliate of North Star's primary bank lender. Mr. Brown has served as a member of the Board of Directors and Vice President of the Bumper Recycling Association of North America.

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

  CHRISTOPHER NORTHUP has served as Vice President--Sales and Marketing since October 1996. From 1987 until October 1996, Mr. Northup served as the National Marketing Director. From his joining the Company in 1983 until 1987, Mr. Northup held the position of Publications Manager.

  JAMES C. LOCKWOOD joined the Company in April 1997 and was appointed Vice President--General Counsel and Secretary in May 1997. From July 1985 until he joined the Company in April 1997, Mr. Lockwood was a member of the law firm of Troy & Gould Professional Corporation.

  TIMOTHY C. MCQUAY was appointed a director of the Company upon the completion of its initial public offering in June 1996. Mr. McQuay joined A.G. Edwards & Sons, Inc. as a Senior member of its Investment Banking Department in July 1997, where he is currently a Managing Director. From October 1994 to July 1987, he was Managing Director--Corporate Finance of Crowell, Weedon & Co. From May 1993 to October 1994, Mr. McQuay was Vice President, Corporate Development with Kerr Group, Inc., a NYSE-listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay was Managing Director--Merchant Banking with Union Bank. Mr. McQuay is a director of Meade Instruments Corp., a publicly-held company.

  GEORGE E. SEEBART was appointed a director of the Company upon the completion of its initial public offering in June 1996. From 1964 until his retirement in 1993, Mr. Seebart was employed in various executive positions with Farmers Group, Inc., including as Senior Vice President, Field Operations and Vice President, Sales and Marketing. Additionally, from 1987 to 1993, Mr. Seebart was President of Mid-Century Insurance Company, a subsidiary of Farmers Group, Inc.

  Pursuant to the North Star Merger, certain shareholders of the Company, including Virgil K. Benton II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo, agreed to vote all shares held by them to maintain Ronald G. Brown as a director of the Company.

  All directors are elected annually and serve until the next annual meeting of shareholders or until their successors have been elected and qualified. All officers are appointed by and serve at the discretion of the Board of Directors, subject to employment agreements, where applicable. There are no family relationships between any directors or officers of the Company. The Company's amended and restated Articles of Incorporation provide that, upon the satisfaction of certain conditions, the Board of Directors will be divided into three classes of directors, each serving for staggered three-year terms. The Company believes that the conditions have been satisfied; however, at a Special Meeting of Stockholders of the Company being held on June 25, 1998, the Company is seeking shareholder approval to amend its amended and restated Articles of Incorporation and Bylaws, as amended, to eliminate the requirement to have a classified Board of Directors.

  The Board of Directors has established an Audit Committee and a Compensation Committee, whose members are currently Messrs. McQuay and Seebart.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS:

  See the Index to Item 8 above.

  (a)(2) FINANCIAL STATEMENT SCHEDULE:

  See (d) below.

  (a)(3) EXHIBITS:

  The following exhibits are filed herewith or incorporated by reference herein:

   EXHIBIT
     NO.                                DESCRIPTION
   -------                              -----------
    3.1(2)   Amended and Restated Bylaws of the Registrant. [3.4]*
    3.1.1(4) Amendment to Amended and Restated Bylaws of the Registrant.
              [3.1.1]*
    3.2(2)   Restated Articles of Incorporation of the Registrant. [3.5]*
    3.2.1    Amendment to Restated Articles of Incorporation of Registrant
    4.1(2)   Form of stock certificate. [4.1]*
   10.1(1)   Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*
   10.2(1)   Employment Agreement dated June 20, 1996, between the Registrant and Al A. Ronco. [10.3]*
   10.3(3)   Employment Agreement between North Star and Ronald G. Brown.
              [10.5]*
   10.4(3)   Employment Agreement between North Star and Kim D. Wood. [10.6]*
   10.5(1)   Indemnification Agreement dated June 20, 1996 between the
              Registrant and Charles J. Hogarty. [10.6]*
   10.6(1)   Indemnification Agreement dated June 20, 1996 between the
              Registrant and Al A. Ronco. [10.7]*
   10.7(1)   Indemnification Agreement dated June 20, 1996, between the
              Registrant and John M. Palumbo. [10.9]*
   10.8(3)   Indemnification Agreement between the Registrant and Ronald G.
              Brown. [10.12]*
   10.9(3)   Indemnification Agreement between the Registrant and Kim D. Wood.
              [10.13]*s
   10.10(1)  Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan,
              together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

   EXHIBIT
     NO.                                DESCRIPTION
   -------                              -----------
   10.11(7) Amendment to Registrant's 1996 Stock Incentive Plan
   10.12(1) The Registrant's Employee Defined Benefit Pension Plan, as
             amended. [10.11]*
   10.13(1) The Registrant's Employee Stock Ownership Plan, as amended.
             [10.12]*
   10.14(1) Lease Agreement, dated January 5, 1995, between V-JAC Properties,
             Ltd. and the Registrant. [10.14]*
   10.15(1) Lease Agreement, dated January 5, 1995, between B-J Properties,
             Ltd. and the Registrant. [10.15]*
   10.16(1) Lease and Option Agreement, dated April 1, 1995, between Benton
             Real Properties, Inc. and the Registrant. [10.16]*
   10.17(1) Lease and Option Agreement, dated January 1, 1991, between Benton
             Real Properties, Inc. and the Registrant. [10.17]*
   10.18(1) Lease Agreement, dated January 5, 1995, between V-JAC Properties,
             Ltd. and the Registrant. [10.18]*
   10.19(3) Letter Agreement dated January 15, 1996, between Registrant and
             Crowell, Weedon & Co. [10.34]*
   10.20(3) Affiliate Agreement dated December 6, 1996, among the Registrant,
             North Star Plating Company, Ronald G. Brown and Kim D. Wood.
             [10.35]*
   10.21(3) Form of Registration Rights Agreement among the Registrant, North
             Star Plating Company, Ronald G. Brown and Kim D. Wood [10.36]*
   10.22(3) Voting Agreement dated December 6, 1996, among the Registrant,
             North Star Plating Company, Virgil K. Benton, II, Charles J.
             Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo.
             [10.37]*
   10.23(3) Credit Agreement dated March 25, 1997 between the Registrant and
             Mellon Bank, N.A. [10.38]*
   10.24(7) Amendment No. 1 to Credit Agreement between the Registrant and
             Mellon Bank, N.A.
   10.25(7) Amendment No. 2 to Credit Agreement between the Registrant and
             Mellon Bank, N.A.
   10.26(3) Agreement and Plan of Merger among the Registrant, North Star
             Merger, Inc., North Star Plating Company, Ronald G. Brown and Kim
             D. Wood dated December 6, 1996. [2.1]*
   10.27(4) Resignation Agreement and General Release effective as of May 23,
             1997 between the Registrant and Virgil K. Benton II. [10.40]*
   10.28(4) Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*
   10.29(4) Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*
   10.30(4) Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star.
             [10.43]*
   10.31(4) Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*
   10.32(6) Agreement and Plan of Merger dated as of November 14, 1997 by and among Registrant, Inteuro Merger, Inc., Inteuro Parts
             Distributors, Inc., Leon Schigiel and Joseph Bick [10.45]
   10.33(5) Agreement and Plan of Merger dated February 17, 1998 among
             Registrant, KAI Merger, Inc. and Republic Automotive Parts, Inc.
   21.1(7)  Subsidiaries. [21.1]*

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
     23.1 Consent of Ernst & Young LLP, independent auditors of Registrant
     27.1 Financial Data Schedule.

--------
 * Indicates the exhibit number of the document in the original filing.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-
    3994).

(2) Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.

(3) Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).

(4) Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).

(5) Filed as an exhibit to Registrant's Form 8-K filed with the Securitities and Exchange Commission on February 19, 1998.

(6) Filed as an exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on January 9, 1998.

(7) Filed as an exhibit to Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969)

  (b) REPORTS ON FORM 8-K:

  On January 9, 1998, Registrant filed a report on Form 8-K (the "January 8-K") with respect to Items 2 and 7 disclosing the acquisitions of Inteuro Parts Distributors, Inc. ("Inteuro") and Car Body Concepts, Inc. ("Car Body"). On March 17, 1998, Registrant filed an amendment to the January 8-K. The Form 8-K/A contained Item 7 setting forth the combined financial statements of Inteuro and Car Body and unaudited proforma financial information for Registrant, Inteuro and Car Body for the dates and periods indicated on the Form. On March 20, 1998, Registrant further amended its January 8-K by filing its Form 8-K/A-2 which contained Item 7. The financial statements were identical to those filed as part of the Form 8-K/A, with the addition of unaudited combined financial statements for Inteuro and Car Body at and for the nine months ended September 30, 1997.

  On March 10, 1998, Registrant filed a report on Form 8-K with respect to
Item 5 containing the unaudited consolidated results of its operations for the month ended January 31, 1998, the first month since its merger with Inteuro and Car Body.

  On February 19, 1998, Registrant filed a report on Form 8-K with respect to
Item 5 and 7(b), disclosing that it had entered into an Agreement and Plan of Merger to acquire Republic Automotive Parts, Inc.

  (c) EXHIBITS:

  See (a)(3) above.

  (d) FINANCIAL STATEMENT SCHEDULES:

    Schedule II--Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or the required information is shown in the Registrant's financial statements or the related notes thereto.

                         KEYSTONE AUTOMOTIVE INDUSTRIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           ADDITIONS
                                     ---------------------
                         BALANCE AT  CHARGED TO CHARGED TO             BALANCE
                        BEGINNING OF COSTS AND    OTHER               AT END OF
      DESCRIPTION           YEAR      EXPENSES   ACCOUNTS  DEDUCTIONS    YEAR
      -----------       ------------ ---------- ---------- ---------- ----------
Year ended March 29,
 1996
  Allowance for
   uncollectible
   accounts............     $431        $403       $--        $394       $440
Year ended March 28,
 1997
  Allowance for
   uncollectible
   accounts............      440         778        --         486        732
Year ended March 27,
 1998
  Allowance for
   uncollectible
   accounts............      732         372        --         511        593

--------
(1) Uncollectible accounts written off, net of recoveries.

                                            ADDITIONS
                                      ---------------------
                          BALANCE AT  CHARGED TO CHARGED TO             BALANCE
                         BEGINNING OF COSTS AND    OTHER               AT END OF
      DESCRIPTION            YEAR      EXPENSES   ACCOUNTS  DEDUCTIONS    YEAR
      -----------        ------------ ---------- ---------- ---------- ----------
Year ended March 29,
 1996
  Allowance for slow-
   moving inventory.....    $1,362       $641       $--       $1,508     $  495
Year ended March 28,
 1997
  Allowance for slow-
   moving inventory.....       495        322        --          307        510
Year ended March 27,
 1998
  Allowance for slow-
   moving inventory.....       510        495        629         444      1,190

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                                 /s/ Charles J. Hogarty
                                          By: _________________________________
                                                    Charles J. Hogarty,
                                                         President

Dated: June 24, 1998

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

     /s/ Charles J. Hogarty          President, Chief Executive     June 24, 1998
____________________________________  Officer and Director
         Charles J. Hogarty

        /s/ Al A. Ronco              Executive Vice President,      June 24, 1998
____________________________________  and Director
            Al A. Ronco


      /s/ John M. Palumbo            Vice President and Treasurer   June 24, 1998
____________________________________  (Principal Financial and
          John M. Palumbo             Accounting Officer)

      /s/ Ronald G. Brown            Director                       June 24, 1998
____________________________________
          Ronald G. Brown

     /s/ Timothy C. McQuay           Director                       June 24, 1998
____________________________________
         Timothy C. McQuay

     /s/ George E. Seebart           Director                       June 24, 1998
____________________________________
         George E. Seebart