Form 10-Q
period 1998-06-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1998-08-10
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.
                 For the quarterly period ended: June 26, 1998

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934.
              For the Transition period from ________ to ________


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

The number of shares outstanding of the registrant's Common Stock, no par value, at June 26, 1998 was 14,663,000 shares

This Form 10-Q contains 13 pages.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                      ------------------------------------

                                     INDEX
                                     -----

PART I.                      FINANCIAL INFORMATION                   Page Number

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                           3
               June 26, 1998 (unaudited) and March 27, 1998

          Condensed Consolidated Statements of Income (unaudited)         4
               Three months ended June 26, 1998 and June 27, 1997

          Condensed Consolidated Statements of Cash Flow (unaudited)      5
               Three months ended June 26, 1998 and June 27, 1997

          Notes to Condensed Consolidated Financial Statements            6
               (unaudited)

Item 2.   Management's Discussion and Analysis of Financial               7
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risks     10

PART II                        OTHER INFORMATION

Item 1.   Legal Proceedings                                              11

Item 2.   Changes in Securities                                          11

Item 3.   Defaults upon Senior Securities                                11

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              11

Item 6.   Exhibits and Reports on Form 8-K                               12


Signatures                                                               13

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          ---------------------------------

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                JUNE 26, 1998     MARCH 27, 1998
                                                 (UNAUDITED)          (NOTE)
                                                -------------     --------------
                     ASSETS

Current Assets:
  Cash and Cash Equivalents                         $  17,328          $  10,859
  Accounts receivable, net of allowance
    of $666 at June 1998 and $593 at
    March 1998                                         22,578             23,476
  Inventories, primarily finished goods                57,427             54,870
  Other current assets                                  3,849              4,788
                                                    ---------          ---------
      Total current assets                            101,182             93,993

Plant, property and equipment, net                     14,942             14,873
Goodwill, net of accumulated amortization
  of $518 in June, 1998 and $437 in
  March, 1998                                           6,317              6,295
Intangibles, net of accumulated amortization
  of $1,494 in June, 1998 and $1,302 in
  March, 1998                                           1,788              1,980
Other assets                                            2,586              2,555
                                                    ---------          ---------
  Total Assets                                      $ 126,815          $ 119,696
                                                    =========          =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bankers acceptance                                $   1,874          $   1,852
  Accounts Payable                                     13,999             13,428
  Accrued liabilities                                   7,928              5,480
  Current portion of long-term debt                       643                779
                                                    ---------          ---------
      Total current liabilities                        24,444             21,539

  Long-term debt, less current portion                    466                503
  Deferred taxes                                          426                426

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--3,000,000
    None issued and outstanding                            --                 --
  Common stock, no par value:
    Authorized shares--50,000,000
    Issued and outstanding shares--14,663,000 at June
    1998 and 14,642,000 at March 1998, at stated       57,587             57,196
    value
  Additional paid-in capital                              724                724
  Retained Earnings                                    43,168             39,308
                                                    ---------          ---------
    Total shareholders' equity                        101,479             97,228
                                                    ---------          ---------
    Total liabilities and shareholders' equity      $ 126,815          $ 119,696
                                                    =========          =========

             The accompanying notes are an integral part of these
            unaudited condensed consolidated financial statements.

NOTE: The balance sheet at March 27, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                      JUNE 26,        JUNE 27,
                                                        1998            1997
                                                    -----------     -----------
Net sales                                           $    69,872     $    62,745
Cost of sales                                            39,534          36,241
                                                    -----------     -----------
Gross profit                                             30,338          26,504

Operating expenses:
  Selling and distribution expenses                      19,548          16,640
  General and Administrative                              4,786           4,468
  Severance costs                                            --             705
                                                    -----------     -----------
Operating income                                          6,004           4,691

Other Income                                                440              76
Interest expense                                            (11)           (307)
                                                    -----------     -----------
Income before income taxes                                6,433           4,460

Income tax                                                2,573           1,207
                                                    -----------     -----------
Net Income                                          $     3,860     $     3,253
                                                    ===========     ===========

Earnings Per Share
  Basic                                             $      0.26     $      0.28
                                                    ===========     ===========
  Diluted                                           $      0.26     $      0.27
                                                    ===========     ===========

Weighted average shares outstanding
  Basic                                              14,655,000      11,779,000
                                                    ===========     ===========
  Diluted                                            14,917,000      11,880,000
                                                    ===========     ===========

    (unaudited pro forma information) (Note 4)

  Net income, as previously reported                $     3,860     $     3,253
  Pro forma tax adjustment                          $        --     $      (532)
                                                    -----------     -----------
  Pro forma net income                              $     3,860     $     2,721
                                                    ===========     ===========
  Pro forma net income per share - basic            $      0.26     $      0.23
                                                    ===========     ===========
  Pro forma net income per share - diluted          $      0.26     $      0.23
                                                    ===========     ===========


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                               ---------------------------
                                                                JUNE 26,        JUNE 27,
                                                                  1998            1997
                                                               -----------     -----------
Operating activities
Net income                                                        $  3,860          $3,253
Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation and amortization                                        1,096             789
Provision for losses on uncollectible accounts                          73               6
Provision for losses on inventory                                       --             256
(Gain) on sale of assets/liabilities                                   (31)             (1)
Changes in operating assets and liabilities:
  Accounts receivable                                                  825            (859)
  Inventories                                                       (2,557)            868
  Prepaid expenses, other receivables and other assets               1,079           2,173
  Accounts payable, and other accrued liabilities                    3,020          (5,895)
                                                                  --------        --------
Net cash provided by operating activities                            7,365             590

Investing activities
Proceeds from sale of assets                                            43              10
Purchases of property, plant and equipment                          (1,177)         (1,051)
Cash paid for acquisitions                                              --          (4,090)
                                                                  --------        --------
Net cash used in investing activities                               (1,134)         (5,131)

Financing activities
Borrowings under bank credit facility                                   --           7,194
Payments under bank credit facility                                     --            (126)
Bankers acceptances and other short-term debt, net                      22            (705)
S corp distributions                                                    --            (528)
Principal payments on long-term debt                                  (175)           (745)
Net proceeds on option exercise                                        391              --
                                                                  --------        --------
Net cash provided by financing activities                              238           5,090
                                                                  --------        --------
Net increase in cash                                                 6,469             549

Cash at beginning of period                                         10,859           1,804
                                                                  --------        --------
Cash at end of period                                             $ 17,328        $  2,353
                                                                  ========        ========

Supplemental disclosures
  Interest paid during the period                                 $     14        $    200
  Income taxes paid during the period                             $  1,410        $    108
                                                                  ========        ========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                                 JUNE 26, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month period ended June 26, 1998 are not necessarily indicative of the results that may be expected for the full year ending April 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 27, 1998, included in the Keystone Automotive Industries, Inc. Form 10-K (File No. 333-3994) filed with the Securities and Exchange Commission on June 25, 1998.

2.   NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

3.   SEVERANCE COSTS

     In May 1997, the Company incurred approximately $705,000 of costs related to the severance of its former Chairman and Chief Executive Officer.

4.   UNAUDITED PRO FORMA INFORMATION

     Pro forma net income and pro forma net income per share information for the three month period ended June 27, 1997 gives effect to an income tax adjustment to reflect taxation of the income of two corporations acquired by the Company in January, 1998 (accounted for as poolings of interest) as "C" corporations, rather than "S" corporations, at an estimated rate of approximately 39%.

5.   SUBSEQUENT EVENT

     On June 27, 1998, the Company completed its acquisition of Republic Automotive Parts, Inc. ("Republic"). The Company issued approximately 2,907,456 shares of its common stock in exchange for the outstanding common stock of Republic for a total purchase price of approximately $63.1million using an average share price of $21.69. The acquisition of Republic is being accounted for under the purchase method of accounting.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein and in the Company's Annual Report on Form 10-K for the year ended March 27, 1998.

GENERAL
-------

          On March 28, 1997, the Company completed the North Star Merger, in which the Company issued 2,450,000 shares of its Common Stock. On January 1, 1998, the Company completed the Inteuro and Car Body Mergers, in which the Company issued 2,000,000 shares of its Common Stock. Each of these transactions was accounted for under the pooling of interests method of accounting, which requires that financial information be presented on an historical combined basis for all periods presented. Therefore, the following discussion of results of operations and liquidity and capital resources reflects the combined companies.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                      JUNE 26,        JUNE 27,
                                                        1998            1997
                                                    -----------     -----------
Net Sales                                                 100.0%          100.0%
Cost of Sales                                              56.6            57.8
                                                          -----           -----
Gross profit                                               43.4            42.2
Selling and distribution expenses                          28.0            26.5
General and administrative expenses                         6.8             7.1
Severance costs                                              --             1.1
                                                          -----           -----
Income from operations                                      8.6             7.5
Other income                                                0.6             0.1
Interest expense                                            0.0             0.5
Income tax provision                                        3.7             1.9
                                                          -----           -----
Net income                                                  5.5%            5.2%
                                                          =====           =====
Pro forma net income (1)                                    5.5%            4.3%
                                                          =====           =====

---------------

(1) Pro forma net income gives effect to an income tax adjustment to reflect taxation of the income of Inteuro and Car Body, acquired in January 1998, as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.


THREE MONTHS ENDED JUNE 26, 1998 COMPARED TO THREE MONTHS ENDED JUNE 27, 1997
-----------------------------------------------------------------------------

     Net sales were $69.9 million for the three months ended June 26, 1998 (the "June 1998 Quarter") compared to $62.7 million for the three months ended June 27, 1997 (the "June 1997 Quarter"), an increase of $7.1 million or 11.4%. This increase was made up of increases of $2.2 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), $231,000 in sales of new and recycled bumpers and $2.0 million in sales of paint and related materials, which increases represent increases of approximately 8.2%, 1.1% and 20.7%, respectively, over the comparable period in the prior fiscal year. Increased net sales were attributable primarily to an increase in the number of service centers in operation, and an increase in unit volume. In addition, the Company sold approximately $3.8 million of remanufactured alloy wheels in the June 1998 Quarter compared to $1.5 million in the June 1997 quarter, an increase of 161%.

     Gross profit increased in the June 1998 Quarter to $30.3 million (43.4% of net sales) from $26.5 million (42.2% of net sales) in the June 1997 Quarter, an increase of 14.5%, primarily as a result of the increase in net sales. The Company's gross profit margin has improved, in part, due to increased purchasing leverage, a direct result of acquisitions and internal growth. In addition, the United States dollar has strengthened relative to the Taiwanese dollar, resulting in lower costs for imported products. The Company imported approximately 31% of its products from Taiwan, generally, fenders, hoods, door panels and grilles. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions and competition.

     Selling and distribution expenses increased to $19.5 million (28.0% of net sales) in June 1998 Quarter from $16.6 million (26.5% of net sales) in the June 1997 Quarter, an increase of 17.5%. The increase in these expenses as a percentage of net sales was generally the result of certain administrative costs associated with consolidating and assimilating acquisitions.

     General and administrative expenses increased to $4.8 million (6.8% of net sales) in the June 1998 Quarter from $4.5 million (7.1% of net sales) in the June 1997 Quarter, a increase of 7.1%. The decrease in these expenses as a percentage of net sales in the June 1998 Quarter was primarily the result of economies of scale resulting from higher net sales. During the June 1997 Quarter, the Company incurred approximately $705,000 of costs related to severance payments to its former Chairman and Chief Executive Officer.

     As a result of the above factors, net income increased to $3.9 million (5.5% of net sales) in the June 1998 Quarter from $3.3 million (5.2% of net sales) in the June 1997 Quarter. The increase in net income as a percentage of net sales was primarily the result of an increase in gross profit as a percentage of sales. There can be no assurance that the Company can maintain its gross profit margin at the level experienced in the June 1998 Quarter, which was above historical levels.

VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY
------------------------------------------------

     The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five month period between December and April. However, the winter of 1998 was unusually mild. The impact of seasonality may be reduced somewhat in the future as Keystone becomes more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday season, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and consumer delivery requirements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has entered into an amended revolving loan agreement with its commercial lender that provides for a $25 million unsecured credit facility that expires in September 1998. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At June 26, 1998, no funds had been drawn under the line of credit; however, at August 1, 1998, as a result of the consummation of the Republic acquisition, Keystone had drawn down a net of $15.0 million under the line of credit . The revolving loan agreement is subject to certain restrictive covenants. As of June 26, 1998 and as of the date of filing of this quarterly report, the Company was in compliance with its covenants.

     The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At June 26, 1998, working capital was $76.7 million compared to $72.4 million at March 27, 1998. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

     The Company believes that its existing working capital, estimated cash flow from operations and the funds available under its line of credit will enable it to finance its anticipated growth in sales and to complete anticipated acquisitions for at least the next 12 months.

     The Company believes that consolidation among independent distributors of aftermarket collision parts is creating opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock or paying cash obtained from (i) operations,
(ii) proceeds from public offerings of its Common Stock or (iii) advances drawn under credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, the issuance of equity securities will result in dilution to the shareholders of the Company.

INFLATION
---------

          The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

New Accounting Standards
------------------------

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

Item 1.        Legal Proceedings.  None
               -----------------

Item 2.        Changes in Securities and Use of Proceeds.   None
               ------------------------------------------

Item 3.        Defaults Upon Senior Securities.   None
               -------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

     A special meeting of stockholders of the Company was held on June 25, 1998 to approve (i) a merger of KAI Merger, Inc. (a wholly-owned subsidiary of the Company) with and into Republic, pursuant to which each shareholder of Republic would receive 0.80 shares of the Company's Common Stock (the "Merger Proposal"), and (ii) amendments to the Company's amended and restated Articles of Incorporation and Bylaws to eliminate the requirement to classify the Board of Directors into three classes (the "Amendment Proposal").

     In connection with the Merger Proposal, 10,330,130 shares were voted for, 12,711 shares against, 6,842 shares abstained and there were no broker non-votes. In connection with the Amendment Proposal, 9,929,780 shares were voted for, 410,556 shares against, 9,347 shares abstained and there were no broker non-votes. Both proposals passed and the proposals have been implemented.

Item 5.        Other Information.
               -----------------

a.   Year 2000 Compliance

               In January 1998, the Company purchased a comprehensive enterprise software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. At the present time, the Company is in the final stages of selecting a new vendor and expects to enter into an agreement for the purchase of a new software package(which will be Year 2000 compliant) to be installed on an enterprise basis. While management believes that any new package can be implemented and deployed before the end of the year 1999, the delay in undertaking makes the timing more critical. While it is estimated that the total cost (hardware and software) to install the new software package will be substantial, management does not believe that it will be material in relationship to the Company's financial position. However, there can be no assurance that the implementation of the new software package will not involve significant unexpected costs or that unanticipated problems encountered in the conversion from the present system will not have a material adverse effect on the Company's results of operations.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.   Exhibits
                    Exhibit 27

          b.   Reports on Form 8-K

     On April 8, 1998, the Company filed a report on Form 8-K (the "Report") containing responses to Items 5 and 7. The Report contained the following restatements of the Company's historical financial statements previously filed by the Company with the SEC to reflect the acquisitions of Inteuro Parts Distributors, Inc. and Car Body Concepts, Inc. on January 1, 1998, which acquisitions were accounted for as poolings of interests:

               Index to Financial Statements
               Report of Independent Auditors.
               Consolidated Balance Sheets at March 29, 1996 and March 28, 1997.

               Consolidated Statements of Income for the years ended March 31,
                    1995, March 29, 1996 and March 28, 1997.
               Consolidated Statements of Shareholders' Equity for the years ended March 31, 1995, March 29, 1996 and March 28, 1997.
               Consolidated Statements of Cash Flows for the years ended March
                    31, 1995, March 29, 1996 and March 28, 1997.
               Notes to Consolidated Financial Statements.
               Schedule II Valuation and Qualifying Accounts.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


                                 By:    /S/ John M. Palumbo
                                        ------------------------------------
                                        John M. Palumbo
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

     Date:  August 10, 1998