Form 10-Q
period 1998-09-25
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1998-11-09
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended: September 25, 1998


                                      or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition period from _________ to __________


                        Commission file number 0-28568


                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)


              California                            95-2920557
    -------------------------------           ----------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)           Identification Number)


                   700 East Bonita Avenue, Pomona, CA 91767
              (Address of principal executive offices) (Zip Code)


                                (909) 624-8041
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares outstanding of the registrant's Common Stock, no par value, at September 25, 1998 was 17,587,000 shares.

This Form 10-Q contains 16 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.         FINANCIAL INFORMATION                               Page Number

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                           3

             September 25, 1998 (unaudited) and March 27, 1998


          Condensed Consolidated Statements of Income (unaudited)         4

             Three months and six months ended September 25, 1998 and Three months and six months ended September 26, 1997

          Condensed Consolidated Statements of Cash Flows (unaudited)     5

             Six months ended September 25, 1998 and September 26, 1997

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                     6

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                          7 - 9

Item 3.   Quantitative and Qualitative Disclosure About Market Risks     11



PART II.        OTHER INFORMATION


Item 1.   Legal Proceedings                                              13

Item 2.   Changes in Securities                                          13

Item 3.   Defaults upon Senior Securities                                13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on Form 8-K                              14-15



Signatures                                                               16

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
           ---------------------------------


                     Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                        September 25,  March 27,
                                                           1998          1998
                                                        (Unaudited)     (Note)
                                                        -------------  ---------
                    ASSETS
Current Assets:
  Cash and cash equivalents                                 $  44,544  $  10,859
  Accounts receivable, net of allowance of $1,417
   at September 1998 and $593 at March 1998                    25,976     23,476
  Inventories, primarily finished goods                        63,676     54,870
  Other current assets                                         12,632      4,788
                                                            ---------  ---------
    Total current assets                                      146,828     93,993

Plant, property and equipment, net                             17,228     14,873
Goodwill, net of accumulated amortization of $699
 at September 1998 and $437 at March 1998                      22,155      6,295
Intangibles, net of accumulated amortization of
 $1,738 at September 1998 and $1,302 at March 1998              3,397      1,980
Other assets                                                    9,287      2,555
                                                            ---------  ---------
  Total assets                                              $ 198,895  $ 119,696
                                                            =========  =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bankers acceptance                                        $   1,929  $   1,852
  Accounts payable                                             14,225     13,428
  Accrued liabilities                                           8,958      5,480
  Current portion of long-term debt                             1,384        779
                                                            ---------  ---------
    Total current liabilities                                  26,496     21,539

Long-term debt, less current portion                              422        503
Deferred taxes                                                  1,934        426
Other long-term liabilities                                     1,390         --

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--3,000,000
    None issued and outstanding                                    --         --
  Common stock, no par value:
    Authorized shares--50,000,000
    Issued and outstanding shares--17,587,000 at
     September 1998 and 14,642,000 at March 1998              120,680     57,196
  Additional paid-in capital                                      724        724
  Retained Earnings                                            47,249     39,308
                                                            ---------  ---------
    Total shareholders' equity                                168,653     97,228
                                                            ---------  ---------
    Total liabilities and shareholders' equity              $ 198,895  $ 119,696
                                                            =========  =========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE: The balance sheet at March 27, 1998 has been derived from the audited consolidated financial statements at the date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                       Three Months Ended               Six Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 25,   September 26,   September 25,   September 26,
                                                          1998            1997            1998            1997
                                                 -------------   -------------   -------------   -------------
Net sales                                          $   81,438      $   63,396      $  151,310      $  126,141
Cost of sales                                          46,404          35,973          85,938          72,214
                                                   ----------      ----------      ----------      ----------
Gross profit                                           35,034          27,423          65,372          53,927
Operating expenses:
  Selling and distribution expenses                    22,264          17,864          41,812          34,504
  General and administrative                            6,341           4,204          11,127           8,684
  Service Center consolidation costs                      402              --             402              --
  Severance costs                                          --              --              --             705
                                                   ----------      ----------      ----------      ----------
Operating income                                        6,027           5,355          12,031          10,034
Other income                                              742             348           1,182             436
Interest expense                                          (12)            (96)            (23)           (403)
                                                   ----------      ----------      ----------      ----------
Income before income taxes                              6,757           5,607          13,190          10,067
Income tax provision                                    2,675           1,683           5,248           2,890
                                                   ----------      ----------      ----------      ----------
Net income                                         $    4,082      $    3,924      $    7,942      $    7,177
                                                   ==========      ==========      ==========      ==========
Earnings Per Share
  Basic                                            $     0.23      $     0.27      $     0.49      $     0.54
                                                   ==========      ==========      ==========      ==========
  Diluted                                          $     0.23      $     0.27      $     0.49      $     0.54
                                                   ==========      ==========      ==========      ==========
Weighted average shares outstanding
  Basic                                            17,590,000      14,624,000      16,113,000      13,259,000
                                                   ==========      ==========      ==========      ==========
  Diluted                                          17,797,000      14,800,000      16,363,000      13,390,000
                                                   ==========      ==========      ==========      ==========
   (unaudited pro forma information) (Note 4)

  Net income, as previously reported               $    4,082      $    3,924      $    7,942      $    7,177
  Pro forma tax adjustment                         $       --      $     (518)     $       --      $   (1,050)
                                                   ----------      ----------      ----------      ----------
  Pro forma net income                             $    4,082      $    3,406      $    7,942      $    6,127
                                                   ==========      ==========      ==========      ==========
  Pro forma net income per share - basic           $     0.23      $     0.23      $     0.49      $     0.46
                                                   ==========      ==========      ==========      ==========
  Pro forma net income per share - diluted         $     0.23      $     0.23      $     0.49      $     0.46
                                                   ==========      ==========      ==========      ==========

             The accompanying notes are an integral part of these
            unaudited condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                          Six months Ended
                                                    ----------------------------
                                                    September 25,  September 26,
                                                             1998           1997
                                                    -------------  -------------
OPERATING ACTIVITIES
Net income                                             $  7,942       $  7,177
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                             1,759          1,666
Deferred taxes                                             (230)            --
Provision for losses on uncollectible accounts              233             55
Provision for losses on inventory                            --            184
Changes in operating assets and liabilities:
  Accounts receivable                                     1,028           (129)
  Inventories                                             2,217             33
  Prepaid expenses, other receivables and other
    assets                                               (5,664)          (509)
  Accounts payable, and other accrued liabilities        (2,552)        (8,047)
                                                       --------       --------
Net cash provided by operating activities                 4,733            430

INVESTING ACTIVITIES
Proceeds from sale of assets                             46,086             10
Purchases of property, plant and equipment                 (869)        (1,758)
Cash paid for acquisitions                               (2,650)        (5,647)
                                                       --------       --------
Net cash provided by (used in) investing                 42,567         (7,395)
activities

FINANCING ACTIVITIES
Borrowings under bank credit facility                        --            187
Payments under bank credit facility                     (19,477)       (13,037)
Bankers acceptances and other short-term debt, net           77           (245)
S corp distributions                                         --           (934)
Principal payments on long-term debt                                      (205)
Net proceeds on option exercise                             421            507
Net proceeds on secondary offering                           --         37,836
                                                       --------       --------
Net cash (used in) provided by financing activities     (18,979)        24,109
                                                       --------       --------
Net increase in cash and cash equivalents                28,321         17,144

Cash and cash equivalents at beginning of period       $ 10,858       $  1,804
Cash from Republic stock acquisition                   $  5,365             --
                                                       --------       --------
Cash and cash equivalent at end of period              $ 44,544       $  1,804
                                                       ========       ========
Supplemental disclosures
  Interest paid during the period                      $    184       $    424
  Income taxes paid during the period                  $  3,208       $  2,176
                                                       ========       ========

             The accompanying notes are an integral part of these
            unaudited condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                              September 25, 1998

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and six month periods ended September 25, 1998 are not necessarily indicative of the results that may be expected for the full year ending April 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 27, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 25, 1998.

2.   New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133. "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1998. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

3.   Severance Costs

     In May 1997, the Company incurred approximately $705,000 of costs related to the severance of its former Chairman and Chief Executive Officer.

4.   Unaudited Pro Forma Information

     Pro forma net income and pro forma net income per share information for the three month and six month periods ended September 26, 1997 gives effect to an income tax adjustment to reflect taxation of the income of two corporations acquired by the Company in January 1998 (accounted for as poolings of interest) as "C" corporations, rather than "S" corporations, at an estimated rate of approximately 39%.

5.   Acquisitions

     On June 27, 1998, the Company completed its acquisition of Republic Automotive Parts, Inc. ("Republic"). The Company issued approximately 2,907,456 shares of its common stock in exchange for the outstanding common stock of Republic for a total purchase price of approximately $63.1 million using an average share price of $21.69. The fair value of the assets acquired approximated $48,000,000, net of approximately $29,000,000 of liabilities assumed. The excess of the purchase price over assets acquired (Goodwill) approximated $15,000,000 and is being amortized over 30 years. The acquisition of Republic is being accounted for under the purchase method of accounting.

     The net assets related to the mechanical hard parts operations were recorded as assets held for sale in the allocation of the opening balance sheet at June 27, 1998, which included adjustments to reflect the mechanical hard parts results of operations from the opening balance dates to the date of sale, as well as the difference between net value of the assets disposal of the purchase price. The operating results of the Company from June 27, 1998, excluded any effects from the mechanical hard parts business.

        At September 25, 1998, other long-term assets includes $3,698,000, consisting of assets at the one Republic mechanical hard parts operating location yet to be sold, net of various reserves. The amounts reflected on the balance sheet represents the Company's estimate of the assets held for fair value.

Pro Forma results of the operations for the six months ended September 25,1998 and September 27, 1997, as through Republic had been combined with the Company at the beginning of each period is as follows:


                                                September 25,     September 26,
                                                         1998              1997
                                              ---------------- ----------------
Net sales                                     $      166,609   $       153,795

Net income                                    $        7,502   $         8,081

Weighted average shares - diluted             $   16,363,000   $    16,297,000

Net income per share                          $         0.47   $          0.50

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS;

        Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in Item 5 and in the Company's Annual Report on Form 10-K for the year ended March 27, 1998 .

General
-------
        On January 1, 1998, the Company completed the Inteuro and Car Body Mergers, in which the Company issued 2,000,000 shares of its Common Stock. Each of these associations was accounted for under the pooling of interests method of accounting, which requires that financial information be presented on an historical combined basis for all periods presented. Therefore, the following discussion of results of operations and liquidity and capital resources reflects the combined companies.

        On June 27, 1998, the Company completed its acquisition of Republic issuing approximately 2,907,456 shares of its common stock in exchange for the outstanding common stock of Republic, for a total purchase price of approximately $63.1 million using an average share price per share of $21.69. This acquisition was accounted for using the purchase method of accounting. On August 31, 1998, the Company sold substantially all of the mechanical hard parts operations of Republic for approximately $50.0 million in cash. Results of operations of the Company include the results of operations of Republic, excluding results from its mechanical hard parts operations, beginning June 27, 1998 (the date of acquisition).

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations
---------------------

     The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                      Three months Ended               Six months Ended
                               -------------------------------   -------------------------------
                                September 25,    September 26,    September 25,    September 26,
                                         1998             1997             1998             1997
                               -------------------------------   -------------------------------
Net sales                              100.0%           100.0%           100.0%           100.0%
Cost of sales                           57.0             56.7             56.8             57.2
                                       -----            -----            -----            -----
Gross profit                            43.0             43.3             43.2             42.8
Selling and distribution expenses       27.3             28.2             27.6             27.4
General and administrative expenses      7.8              6.6              7.4              6.9
Service Center consolidation costs       0.5              0.0              0.3              0.0
Severance costs                          0.0              0.0              0.0              0.6
                                       -----            -----            -----            -----
Income from operations                   7.4              8.5              7.9              7.9
Other income                             0.9              0.6              0.8              0.4
Interest expense                         0.0              0.2              0.0              0.3
Income tax provision                     3.3              2.7              3.5              2.3
                                       =====            =====            =====            =====
Net income                               5.0              6.2              5.2              5.7
                                       =====            =====            =====            =====
Pro forma net income(1)                  5.0              5.4              5.2              4.9
                                       =====            =====            =====            =====

-------------
(1) Pro forma net income for the periods ended September 27, 1997, gives effect to an income tax adjustment to reflect taxation of the income of Interior and Car Body (accounted for as poolings of interests), acquired in January 1998, as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.

Three months ended September 25, 1998 compared to three months ended September
------------------------------------------------------------------------------
24, 1997
--------

     Net sales were $81.4 million for the three months ended September 25, 1998 (the "September 1998 Quarter") compared to $63.4 million for the three months ended September 26, 1997 (the "September 1997 Quarter"), an increase of $18.0 million or 28.5%. This increase was made up of increases of $9.2 million in sales of new and recycled bumpers and $3.1 million in sales of paint and related materials, which increases represent increases of approximately $34.6%, 12.0% and 31.0%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $3.9 million of remanufactured alloy wheels in the September 1998 Quarter compared to $1.5 million in the September 1997 Quarter, an increase of 164.2%. Increased net sales were attributable primarily to the increase in the number of service centers in operation as a result of the Republic acquisition and an increase in unit volume.

     Gross profit increased in the September 1998 Quarter to $35.0 million (43.0% of net sales) from $27.4 million (43.3% of net sales) in the September 1997 Quarter, an increase of 27.8%, primarily as a result of the increase in net sales. The Company's gross profit margin decreased, in part, due to product mix.

The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate depending on a number of factors, including changes in product mix, acquisitions, competition and currency exchange rates.

     Selling and distribution expenses increased to $22.3 million (27.3% of net sales) in the September 1998 Quarter from $17.9 million (28.2% of net sales) in the September 1997 Quarter, an increase of 24.6%. The increase in these expenses is primarily due to additional costs related to the Republic operations.

     General and administrative expense increased to $6.3 million (7.8% of net sales) in the September 1998 Quarter from $4.2 million (6.6% of net sales) in the September 1997 Quarter an increase of 50.8%. The increase in these expenses is also primarily due to additional costs related to the Republic operations.

     As a result of the above factors, net income increased to $4.1 million (5.0% of net sales) in the September 1998 Quarter from $3.4 million (5.4% of net sales) on a pro forma basis in the September 1997 Quarter. The decrease in net income as a percentage of net sales was primarily the result of a decrease in gross profit as a percentage of sales, an increase in operating expenses as a percentage of sales and a charge related to the consolidation of service centers.

Six months ended September 25, 1998 compared to six months ended September 26,
-------------------------------------------------------------------------------
1997
----

     Net sales were $151.3 million for the six months ended September 25, 1998 compared to $126.1 million for the six months ended September 26, 1997 an increase of $25.2 million or 20.0%. This increase was made up of increases of $11.2 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), $2.8 million in sales of new and recycled bumpers and $5.1 million in sales of paint and related materials, which increases represent increases of approximately 21.1%, 6.4% and 25.8%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $7.7 million of remanufactured alloy wheels in the six months ended September 25, 1998 compared to $2.9 million in the six months ended September 26, 1997, an increase of 162.4%. Increased net sales were attributable primarily to the increase in the number of service centers in operation as a result of the Republic acquisition and an increase in unit volume.

     Gross profit increased in the six months ended September 25, 1998 to $65.4 million (43.2% of net sales) from $53.9 million (42.8% of net sales) in the six months ended September 26, 1997, an increase of 21.2%, primarily as a result of the increase in net sales. While the Company's gross profit margin improved during the first six months, due in part to increased purchasing leverage (a direct result of acquisitions), internal growth and the strengthening of the U.S. dollar relative to the Taiwanese dollar, gross margins declined from the first quarter to the second quarter of this year. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions, competition and currency exchange rates.

     Selling and distribution expenses increased to $41.8 million (27.6% of net sales) in six months ended September 25, 1998 from $34.5 million (27.4% of net sales) in the six months ended September 26, 1997, an increase of 21.2% The increase in these expenses as a percentage of net sales was due in part to certain costs associated with consolidating and assimilating acquisitions.

     General and administrative expenses increased to $11.1 million (7.4% of net sales) in the six months ended September 25, 1998 from $8.7 million (6.9% of net sales) in the six months ended September 26, 1997, an increase of 28.1%. The increase in these expenses in the six months ended September 25, 1998 was primarily the result of the acquisition of Republic in June 1998. During the six months ended September 26, 1997, the Company incurred approximately $705,000 of costs related to severance payments to its former Chairman and Chief Executive Officer.

     As a result of the above factors, net income increased to $7.9 million (5.2% of net sales) in the six months ended September 25, 1998 from $6.1 million (4.9% of net sales) on a pro forma basis in the six months ended September 26, 1997. The increase in net income as a percentage of net sales was primarily the result of an increase in gross profit and other income which was offset in part by an increase in operating expenses.

Variability of Quarterly Results and Seasonality
------------------------------------------------

     The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five month period between December and April. The impact of seasonality may be reduced somewhat in the future as Keystone continues to become more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday season, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and consumer delivery requirements.

Liquidity and Capital Resources
-------------------------------

     The Company has entered into an amended revolving loan agreement with its commercial lender that provides for a $25 million unsecured credit facility that expires in September 1999. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At September 25, 1998, no funds had been drawn under the line of credit. The revolving loan agreement is subject to certain restrictive covenants. As of September 25, 1998, and as of the date of the filing of this quarterly report, the Company was in compliance with its covenants.

     On June 27, 1998, the Company completed its aquisition of Republic. The Company issued 2,907,456 shares of its common stock in exchange for the outstanding common stock of Republic for a total purchase price of approximately $63.1 million, using an average share price per share of $21.69. The acquisition of Republic is being accounted for under the purchase method of accounting. On August 31, 1998, the Company sold substantially all of the mechanical hard parts operations of Republic for approximately $50.0 million in cash. The cash proceeds were used to retire substantially all of the Company's outstanding debt with the balance of the proceeds being invested in money market funds. The Company ended the quarter with approximately $44.5 million in cash. The Company's Board of Directors has determined that the current cash position is more than adequate to meet the Company's foreseeable financial requirements and has authorized a share repurchase program of up to 1,000,000 shares of its Common Stock over the next 12 months.

     The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At September 25, 1998, working capital was $120.3 million compared to $72.5 million at March 27, 1998. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit. The Company believes that its existing working capital, estimated cash flow from operations and the funds available under its line of credit will enable it to finance its anticipated growth in sales, to complete anticipated acquisitions and the share repurchase program for at least the next 12 months.

     The Company believes that consolidation among independent distributors of aftermarket collision parts continues to create opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock or paying cash obtained from (i) operations, (ii) proceeds from public offerings of its Common Stock or (iii) advances drawn under credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when needed, will be available on terms acceptable to the Company, or at all. In addition, the issuance of equity securities will result in dilution to the shareholders of the Company.

Inflation
---------
     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

New Accounting Standards
------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not Applicable

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings. None
               -----------------

Item 2.        Changes in Securities and Use of Proceeds. None
               -----------------------------------------

Item 3.        Defaults Upon Senior Securities. None
               -------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

     On August 31, 1998, the Company held its annual meeting of shareholders. All of the nominees for election as directors were elected, without opposition. Following is a tabulation of the votes cast for each nominee:


                                          Votes Cast
                                          ----------
      Nominee                      For                 Withheld
      -------                   ----------             --------
Ronald G. Brown                 10,624,620              130,953
Charles J. Hogarty              10,624,700              130,873
Al A. Ronco                     10,742,252               13,321
Timothy C. McQuay               10,742,252               13,321
George E. Seebert               10,742,252               13,321

     In addition, the shareholders ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the 1999 fiscal year with 10,749,064 shares voted for ratification, 2,895 voted against and 3,614 abstained.


Item 5.        Other Information.
               -----------------


               a. In January 1998, the Company purchased a comprehensive enterprise software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. In October 1998, the Company entered into an agreement with a new vendor for the purchase of a new software package (which will be Year 2000 compliant) to be installed on an enterprise basis. While management believes that this new package can be implemented and deployed before the end of the year 1999, the delay in beginning the undertaking makes the timing more critical. While it is estimated that the total cost (hardware and software) to install the new software package will be substantial, management does not believe that it will be material in relationship to the Company's financial position. However, there can be no assurance that the implementation of the new software package will not involve significant unexpected costs or that unanticipated problems encountered in the conversion from the present system will not have a material adverse effect on the Company's results of operations.


               b. In July, 1997, certain individuals (the "plaintiffs") initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("State Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois) which asserts claims for breach of contract, consumer fraud and equitable relief pertaining to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for damage to insured vehicles. It is alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in the policy. While the Company is not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for use in repairing automobiles, the vast majority of which are covered by insurance policies.

     The Williamson County Court certified a near-nationwide class on an ex porte basis on the date the lawsuit was filed. Subsequently, after a hearing on December 5, 1997, the Circuit Court again certified a national class, consisting of all persons in the United States (except residents of Arkansas and Tennessee) insured by a State Farm vehicle casualty insurance policy who had non-OEM crash parts installed on their vehicles (or were compensated based upon the cost of these non-OEM crash parts). In December 1997, State Farm petitioned the Illinois Supreme Court, for an order that the certification violated State Farm's due process rights and infringed the sovereignty of other states. The petition was neither granted nor denied. Again in February 1998, State Farm filed a petition with the Illinois Supreme Court which was denied without comment on March 24, 1998. In June 1998, State Farm filed a petition for a writ of centoari with the United States Supreme Court on various constitutional grounds, unrelated to the breach of contract issue. State Farm's petition was supported by nine amicus briefs, including briefs filed by four public interest groups - Public Citizen, the Center for Auto Safety, the Consumer Federation of America and the Massachusetts Public Interest Research Group. The Petition was denied. A trial on the merits is currently scheduled to commence in August 1999.

     The plaintiffs acknowledged in their filings with the United States Supreme Court that to prevail on the merits in the class action, they must prove that all non-OEM crash parts (estimated to be over 30,000 unique crash parts,
---
manufactured by many companies around the world) are categorically and inherently inferior to OEM crash parts. Many of these non-OEM crash parts are evaluated by the Certified Automotive Parts Association ("CAPA"), a non-profit association of insurance companies, manufacturers, distributors, collision repair shops and consumer groups. Using an independent testing laboratory, which compares the functional equivalence of non-OEM crash and OEM crash parts, CAPA certifies the quality of these non-OEM crash parts.

     The Company, which is the largest distributor of non-OEM crash parts in the United States, believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their "pre-loss condition." Consequently, the Company does not believe the plaintiffs in this class action should prevail.

     However, the Company is not a party to the litigation, does not control the defense in any manner and it is impossible to predict the outcome of a jury trial on the merits. If a jury were to find against State Farm, it could become financially unacceptable for State Farm and other automobile insurers to specify non-OEM crash parts similar to those distributed by the Company. Such an event would have a material adverse effect on the Company.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.    Exhibits, None
          b.    Reports on Form 8-K

     On June 30, 1998, the Company filed a report (the "Report") on Form 8-K containing responses to Items 2 and 7. The Report incorporated by reference the following financial statements of the Company from the Company's Form on 10-K file with the Securities and Exchange Commission.

     Report of Independent Auditors.
     Balance Sheets at March 28, 1997 and March 27, 1998.
     Consolidated Statements of Income for the years ended March 29, 1996, March 28, 1997 and March 27, 1998.

     Consolidated Statements of Shareholders' Equity for the years ended March 29, 1996, March 28, 1997 and March 27, 1998.
     Consolidated Statements of Cash Flows for the years ended March 29, 1996, March 28, 1997 and March 27, 1998.
     Notes to Consolidated Financial Statements.

The Report also incorporated by reference the following financial statements for Republic Automotive Parts, Inc. ("Republic") from Republic's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the Securities Exchange Commission;

     Report of Independent Auditors.
     Balance Sheets of December 31, 1996 and December 31, 1997.
     Consolidated Statements of Income and Shareholders' Equity for the years ended December 31, 1995, December 31, 1996 and December 31, 1997. Consolidated Statements of Cash Flows for the years ended December 31, 1995, December 31, 1996 and December 31, 1997.
     Notes to Consolidated Financial Statements.

The Report also incorporated by reference the following unaudited financial statements for the quarter ended March 31, 1998 from Republic's Quarterly Report on Form 10-Q on file with the Securities Exchange Commission:

     Balance Sheet at March 31, 1997 and 1998.
     Consolidated Statements of Income for the three months ended March 31, 1997 and 1998.
     Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1998.
     Notes to Consolidated Financial Statements.

     On September 10, 1998, the Company filed an amendment to the Report on Form 8-K/A (the "Amended Report") containing a response to Item 7(b). The Amended Report contained the following financial statements of the Company and Republic;

     Pro Forma Combined Condensed Balance Sheet at June 26, 1998.
     Pro Forma Combined Condensed Statements of Income for the year ended March 27, 1998 and the three months ended June 26, 1998.
     Notes to Pro Forma Combined Condensed Financial Statements.

     On September 14, 1998, the Company filed a report on Form 8-K containing responses to Items 2 and 7(b). The Pro Forma financial information required by
Item 7(b) was incorporated by reference to the Item 7(b) pro-forma financial information set forth in the Amended Report.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


                                BY: /s/ JOHN M. PALUMBO
                                    -----------------------------------
                                    John M. Palumbo
                                    Cheif Financial Officer
                                    (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)


Date: November 9, 1998