Form 10-Q/A
period 1998-09-25
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1998-11-20
CIK 1012393

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

This Form 10-Q/A contains 8 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.         FINANCIAL INFORMATION                               Page Number

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                           3

             September 25, 1998 (unaudited) and March 27, 1998


          Condensed Consolidated Statements of Income (unaudited)         4

             Three months and six months ended September 25, 1998 and Three months and six months ended September 26, 1997

          Condensed Consolidated Statements of Cash Flows (unaudited)     5

             Six months ended September 25, 1998 and September 26, 1997

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                     6

Signatures                                                                8

PART I - FINANCIAL INFORMATION

     This Form 10Q/A amends and corrects the Condensed Consolidated Statement of Cash Flows for the six month period ended September 25, 1998, note 3 to the Notes and corrects other typographical errors in Item 1, as presented in the original Form 10-Q filing dated November 9, 1998.

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

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                       Three Months Ended               Six Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 25,   September 26,   September 25,   September 26,
                                                          1998            1997            1998            1997
                                                 -------------   -------------   -------------   -------------
Net sales                                          $   81,438      $   63,396      $  151,310      $  126,141
Cost of sales                                          46,404          35,973          85,938          72,214
                                                   ----------      ----------      ----------      ----------
Gross profit                                           35,034          27,423          65,372          53,927
Operating expenses:
  Selling and distribution expenses                    22,264          17,864          41,812          34,504
  General and administrative                            6,341           4,204          11,127           8,684
  Service Center consolidation costs                      402              --             402              --
  Severance costs                                          --              --              --             705
                                                   ----------      ----------      ----------      ----------
Operating income                                        6,027           5,355          12,031          10,034
Other income                                              742             348           1,182             436
Interest expense                                          (12)            (96)            (23)           (403)
                                                   ----------      ----------      ----------      ----------
Income before income taxes                              6,757           5,607          13,190          10,067
Income tax provision                                    2,675           1,683           5,248           2,890
                                                   ----------      ----------      ----------      ----------
Net income                                         $    4,082      $    3,924      $    7,942      $    7,177
                                                   ==========      ==========      ==========      ==========
Earnings Per Share
  Basic                                            $     0.23      $     0.27      $     0.49      $     0.54
                                                   ==========      ==========      ==========      ==========
  Diluted                                          $     0.23      $     0.27      $     0.49      $     0.54
                                                   ==========      ==========      ==========      ==========
Weighted average shares outstanding
  Basic                                            17,587,000      14,624,000      16,113,000      13,259,000
                                                   ==========      ==========      ==========      ==========
  Diluted                                          17,797,000      14,800,000      16,363,000      13,390,000
                                                   ==========      ==========      ==========      ==========
   (unaudited pro forma information) (Note 4)

  Net income, as previously reported               $    4,082      $    3,924      $    7,942      $    7,177
  Pro forma tax adjustment                         $       --      $     (518)     $       --      $   (1,050)
                                                   ----------      ----------      ----------      ----------
  Pro forma net income                             $    4,082      $    3,406      $    7,942      $    6,127
                                                   ==========      ==========      ==========      ==========
  Pro forma net income per share - basic           $     0.23      $     0.23      $     0.49      $     0.46
                                                   ==========      ==========      ==========      ==========
  Pro forma net income per share - diluted         $     0.23      $     0.23      $     0.49      $     0.46
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

                     Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                          Six months Ended
                                                    ----------------------------
                                                    September 25,  September 26,
                                                             1998           1997
                                                    -------------  -------------
OPERATING ACTIVITIES
Net income                                             $  7,942       $  7,177
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                             2,217          1,666
Deferred taxes                                             (230)            --
Provision for losses on uncollectible accounts              233             55
Provision for losses on inventory                            --            184
Changes in operating assets and liabilities:
  Accounts receivable                                     1,028           (129)
  Inventories                                             2,217             33
  Prepaid expenses, other receivables and other
    assets                                               (9,579)          (509)
  Accounts payable, and other accrued liabilities        (2,552)        (8,047)
                                                       --------       --------
Net cash provided by operating activities                 1,276            430

INVESTING ACTIVITIES
Proceeds from sale of assets                             50,001             10
Purchases of property, plant and equipment               (1,327)        (1,758)
Cash paid for acquisitions                               (2,650)        (5,647)
                                                       --------       --------
Net cash provided by (used in) investing                 46,024         (7,395)
activities

FINANCING ACTIVITIES
Borrowings under bank credit facility                        --            187
Payments under bank credit facility                     (19,477)       (13,037)
Bankers acceptances and other short-term debt, net           77           (245)
S corp distributions                                         --           (934)
Principal payments on long-term debt                                      (205)
Net proceeds on option exercise                             421            507
Net proceeds on secondary offering                           --         37,836
                                                       --------       --------
Net cash (used in) provided by financing activities     (18,979)        24,109
                                                       --------       --------
Net increase in cash and cash equivalents                28,321         17,144

Cash and cash equivalents at beginning of period       $ 10,858       $  1,804
Cash from Republic stock acquisition                   $  5,365             --
                                                       --------       --------
Cash and cash equivalents at end of period             $ 44,544       $  1,804
                                                       ========       ========
Supplemental disclosures
  Interest paid during the period                      $    184       $    424
  Income taxes paid during the period                  $  3,208       $  2,176
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

3.   Severance/Service Center Consolidation Costs

     In May 1997, the Company incurred approximately $705,000 of costs related to the severance of its former Chairman and Chief Executive Officer.

     During the September 1998 quarter, the Company consolidated service centers in strategic locations where more than one operation existed. The cost of the consolidation was approximately $402,000.

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


Date: November 20, 1998