Form 10-Q
period 1998-12-25
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1999-02-08
CIK 1012393

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934.
               For the quarterly period ended:  December 25, 1998

                                       or

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

The number of shares outstanding of the registrant's Common Stock, no par value, at December 25, 1998 was 17,569,033 shares

This Form 10-Q contains 15 pages.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.          FINANCIAL INFORMATION                                               Page Number
Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets                                        3
                 December 25, 1998 (unaudited) and March 27, 1998

            Condensed Consolidated Statements of Income (unaudited)                      4
                 Three months and nine months ended  December 25, 1998 and
                 Three months and nine months ended  December 26, 1997

            Condensed Consolidated Statements of Cash Flow (unaudited)                   5
                 Nine months ended December 25, 1998 and December 26, 1997

            Notes to Condensed Consolidated Financial Statements (unaudited)             6

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                                         8

Item 3.     Quantitative and Qualitative Disclosure About Market Risks                  12


PART II.         OTHER INFORMATION

Item 1.     Legal Proceedings                                                           13

Item 2.     Changes in Securities and Use of Proceeds                                   13

Item 3.     Defaults upon Senior Securities                                             13

Item 4.     Submission of Matters to a Vote of Security Holders                         13

Item 5.     Other Information                                                           13

Item 6.     Exhibits and Reports on Form 8-K                                            15


Signatures                                                                              15

                      Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                       December 25,                  March 27,
                                                                               1998                       1998
                                                                        (Unaudited)                     (Note)
                                                                     --------------             --------------
                              ASSETS
Current Assets:
  Cash and cash equivalents                                          $       41,378             $       10,859
  Accounts receivable, net of allowance of $1,021
   at December 1998 and $593 at March 1998                                   28,119                     23,476
  Inventories, primarily finished goods                                      65,549                     54,870
  Other current assets                                                       11,662                      4,788
                                                                     --------------             --------------
    Total current assets                                                    146,708                     93,993

Plant, property and equipment, net                                           17,846                     14,873
Goodwill, net of accumulated amortization of
 $730 at December 1998 and $437 at March 1998                                23,582                      6,295
Intangibles, net of accumulated amortization
 of $1,738 at December 1998 and $1,302 at March 1998                          1,600                      1,980
Other assets                                                                  9,373                      2,555
                                                                     --------------             --------------
    Total assets                                                     $      199,109             $      119,696
                                                                     ==============             ==============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bankers acceptance                                                 $        2,518             $        1,852
  Accounts payable                                                           10,893                     13,428
  Accrued liabilities                                                         7,232                      5,480
  Current portion of long-term debt                                           1,424                        779
                                                                     --------------             --------------
    Total current liabilities                                                22,067                     21,539

Long-term debt, less current portion                                            270                        503
Deferred taxes                                                                2,085                        426
Other long-term liabilities                                                   1,401                         --

Shareholders' equity:
  Preferred stock, no par value:
    Authorized shares--3,000,000
    None issued and outstanding                                                  --                         --
  Common stock, no par value:
     Authorized shares--50,000,000
     Issued and outstanding shares -- 17,569,033 at
     December 1998 and 14,642,000 at March 1998                             120,360                     57,196
  Additional paid-in capital                                                    724                        724
  Retained Earnings                                                          52,202                     39,308
                                                                     --------------             --------------
     Total shareholders' equity                                             173,286                     97,228
                                                                     --------------             --------------
     Total liabilities and shareholders' equity                      $      199,109             $      119,696
                                                                     ==============             ==============

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

                      Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                -------------------------------      -------------------------------
                                                 December 25,      December 26,      December  25,      December 26,
                                                         1998              1997               1998              1997
                                                 ------------      ------------      -------------      ------------
Net sales                                         $    84,017       $    66,247       $    235,327       $   192,388

Cost of sales                                          47,059            37,003            132,997           109,217
                                                 ------------      ------------      -------------      ------------
Gross profit                                           36,958            29,244            102,330            83,171

Operating expenses:

     Selling and distribution expenses                 22,935            19,155             64,747            53,659
     General and administrative                         6,590             4,104             17,717            12,788
     Service Center consolidation costs                   103               --                 505               --
     Merger costs                                         --                323                --                323
     Severance costs                                      --                --                 --                705
                                                 ------------      ------------      -------------      ------------
Operating income                                        7,330             5,662             19,361            15,696

Other Income                                              973               203              2,155               639

Interest expense                                           (3)              (68)               (26)             (471)
                                                 ------------      ------------      -------------      ------------
Income before income taxes                              8,300             5,797             21,490            15,864

Income tax provision                                    3,348             2,106              8,596             4,996

                                                 ------------      ------------      -------------      ------------
Net income                                        $     4,952       $     3,691       $     12,894       $    10,868
                                                 ============      ============      =============      ============
Net Income
     Basic                                        $      0.28       $      0.25       $       0.78       $      0.79
                                                 ============      ============      =============      ============
     Diluted                                      $      0.28       $      0.25       $       0.77       $      0.78
                                                 ============      ============      =============      ============

Weighted average shares outstanding:
     Basic                                         17,603,000        14,642,000         16,605,000        13,674,000
                                                 ============      ============      =============      ============
     Diluted                                       17,779,000        14,876,000         16,837,000        13,851,000
                                                 ============      ============      =============      ============
(Unaudited pro forma information) (Note 4)

     Net income, as previously reported           $     4,953        $    3,691        $    12,894       $    10,868
     Pro forma tax adjustment                             --               (295)               --             (1,345)
                                                 ------------      ------------      -------------      ------------
     Pro forma net income                         $     4,953       $     3,396        $    12,894       $     9,523
                                                 ============      ============      =============      ============
     Pro forma net income per share - basic       $      0.28       $      0.23        $      0.78       $      0.70
                                                 ============      ============      =============      ============
     Pro forma net income per share - diluted     $      0.28       $      0.23        $      0.77       $      0.69
                                                 ============      ============      =============      ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                     Nine months Ended
                                                                         ---------------------------------------------
                                                                          December 25, 1998          December 26, 1997
                                                                         ------------------          -----------------
OPERATING ACTIVITIES
Net income                                                                     $ 12,894                   $ 10,868
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                  3,282                      2,662
   Deferred taxes                                                                   719                         --
   Provision for losses on uncollectible accounts                                   266                        (73)
   Provision for losses on inventory                                                 --                        107
   (Gain) loss on sales of assets                                                   (16)                         9
Changes in operating assets and liabilities:
   Accounts receivable                                                           (1,039)                    (1,382)
   Inventories                                                                      507                     (2,913)
   Prepaid expenses, other receivables and other assets                          (8,433)                       391
   Accounts payable, and other accrued liabilities                               (7,597)                   (10,382)
                                                                                -------                   --------
Net cash provided by (used in) operating activities                                 583                       (713)

INVESTING ACTIVITIES
Proceeds from sale of assets                                                     50,261                        128
Purchases of property, plant and equipment                                       (3,603)                    (2,695)
Cash paid for acquisitions                                                       (3,114)                    (5,647)
                                                                                -------                   --------
Net cash provided by (used in) investing activities                              43,544                     (8,214)

FINANCING ACTIVITIES
Borrowings under bank credit facility                                                --                        716
Payments under bank credit facility                                             (19,477)                   (13,157)
Bankers acceptances and other short-term debt, net                                  666                       (963)
S corp distributions                                                                 --                     (3,491)
Principal payments on long-term debt                                               (262)                      (360)
Net proceeds on option exercise                                                   1,694                        507
Repurchase of common stock                                                       (1,594)                        --
Net proceeds on secondary offering                                                   --                     37,776
                                                                                -------                   --------
Net cash (used in) provided by financing activities                             (18,973)                    21,028
                                                                                -------                   --------
Net increase in cash and cash equivalents                                        25,154                     12,101

Cash and cash equivalents at beginning of period                                 10,859                      1,804
Cash from Republic stock acquisition                                              5,365                         --
                                                                                -------                   --------
Cash and cash equivalents at end of period                                     $ 41,378                   $ 13,905
                                                                               ========                   ========

Supplemental disclosures
  Interest paid during the period                                              $    213                   $    567
  Income taxes paid during the period                                          $  8,719                   $  3,290
                                                                               ========                   ========




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)
                               December 25, 1998


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the three month and nine month periods ended December 25, 1998 are not necessarily indicative of the results that may be expected for the full year ending March 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended March 27, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 25, 1998.

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

     During the nine months ended December 25, 1998, the Company consolidated certain service centers in locations with more than one operation. The cost of the consolidation was approximately $505,000.

4.   Unaudited Pro Forma Information

     Pro forma net income and pro forma net income per share information for the three month and nine month periods ended December 26, 1997 gives effect to an income tax adjustment to reflect taxation of the income of two corporations acquired by the Company in January 1998 (accounted for as poolings of interest) as "C" corporations, rather than "S" corporations, at an estimated rate of approximately 39%.

5.   Acquisitions

     On June 27, 1998, the Company completed its acquisition of Republic Automotive Parts, Inc. ("Republic"). The Company issued approximately 2,907,456 shares of its common stock in exchange for the outstanding common stock of Republic for a total purchase price of approximately $63.1 million using an average share price of $21.69. The fair value of the assets acquired approximated $48 million net of approximately $29 million of liabilities assumed. The excess of the purchase price over assets acquired (goodwill) approximated $15 million and is being amortized over 30 years. The acquisition of Republic is being accounted for under the purchase method of accounting. At the time of the acquisition, Republic was engaged in the distribution of automotive mechanical hard parts and aftermarket collision replacement parts.

     The net assets acquired as part of the Republic transaction, which related to the Republic mechanical hard parts operations, were recorded as assets held for sale in the allocation of the opening balance sheet at June 27, 1998, as adjusted to reflect the mechanical hard parts results of operations from the opening balance sheet date to the date of the sale and the difference between net book value of the assets disposed of and the purchase price. The operating results of the Company from June 27, 1998, excluded any effects from the mechanical hard parts business.

     At December 25, 1998, other long-term assets includes $3.8 million, consisting of assets of the one Republic mechanical hard parts operating location yet to be sold, net of various reserves. The amounts reflected on the balance sheet represents the Company's estimate of the fair value of the assets held for sale.

The pro forma results of operations for the nine months ended December 25, 1998, as through Republic had been combined with the Company at the beginning of fiscal 1999, are as follows (in thousands, except share and per share amounts):

                                                             December 25, 1998
                                                             -----------------
Net sales                                                     $  250,626
Net income                                                    $   12,454
Net income per share                                          $      .72
Weighted average shares outstanding - diluted                 17,322,000

6.   Shareholders' Equity

     In September 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock at such times and at such prices as the President and Chief Financial Officer deem appropriate. Repurchased shares are redeemed and treated as authorized but unissued shares. At December 25, 1998, the Company had repurchased a total of 84,500 shares of its common stock at an average cost of $18.86 per share.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein, in Item 5, and in the Company's Annual Report on Form 10-K for the year ended March 27, 1998.


General
-------

     On January 1, 1998, the Company completed the acquisition of two corporations, for which the Company issued 2,000,000 shares of its Common Stock. Each of these transactions was accounted for under the pooling of interests method of accounting, which requires that financial information be presented on an historical combined basis for all periods presented. Therefore, the following discussion of results of operations and liquidity and capital resources reflects the combined companies.

     On June 27, 1998, the Company completed its acquisition of Republic issuing approximately 2,907,456 shares of its common stock for a total purchase price of approximately $63.1 million, using an average share price per share of $21.69. This acquisition was accounted for using the purchase method of accounting. On August 31, 1998, the Company sold substantially all of Republic's mechanical hard parts operations for approximately $50.0 million in cash. Results of operations of the Company include the results of operations of Republic, except for results from its mechanical hard parts operations, beginning June 27, 1998 (the date of acquisition).

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


Results of Operations
---------------------
     The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                          Three months Ended                           Nine months Ended
                                                 --------------------------------------       --------------------------------------
                                                 December 25, 1998    December 26, 1997       December 25, 1998    December 26, 1997
                                                 --------------------------------------       --------------------------------------
Net sales                                              100.0%               100.0%                  100.0%               100.0%
Cost of sales                                           56.0                 55.9                    56.5                 56.8
                                                       -----                -----                   -----                -----
Gross profit                                            44.0                 44.1                    43.5                 43.2
Selling and distribution expenses                       27.3                 28.9                    27.5                 27.9
General and administrative expenses                      7.9                  6.2                     7.5                  6.6
Service Center consolidation costs                       0.1                  0.0                     0.2                  0.0
Merger Costs                                             0.0                  0.5                     0.0                  0.2
Severance costs                                          0.0                  0.0                     0.0                  0.4
                                                       -----                -----                   -----                -----
Income from operations                                   8.7                  8.5                     8.3                  8.1
Other income                                             1.2                  0.3                     0.9                  0.3
Interest expense                                         0.0                 (0.1)                    0.0                 (0.2)
Income tax provision                                     4.0                  3.2                     3.7                  2.6
                                                       -----                -----                   -----                -----
Net income                                               5.9                  5.5                     5.5                  5.6
                                                       =====                =====                   =====                =====
Pro forma net income (1)                                 5.9                  5.1                     5.5                  4.9
                                                       =====                =====                   =====                =====

---------------

(1) Pro forma net income for the periods ended December 26, 1997, gives effect to an income tax adjustment to reflect taxation of the income of two corporations acquired in January 1998 (accounted for as poolings of interests), as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.


Three months ended December 25, 1998 compared to three months ended December 26,
--------------------------------------------------------------------------------
1997
----

     Net sales were $84.0 million for the three months ended December 25, 1998 (the "December 1998 Quarter") compared to $66.2 million for the three months ended December 26, 1997 (the "December 1997 Quarter"), an increase of $17.8 million or 26.8%. This increase was made up of increases of $9.6 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), $2.5 million in sales of new and recycled bumpers and $2.5 million in sales of paint and related materials, which increases represent increases of approximately 33.7%, 10.9% and 25.3%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $4.4 million of remanufactured alloy wheels in the December 1998 Quarter compared to $2.2 million in the December 1997 Quarter, an increase of 100%. Increased net sales were attributable primarily to an increase in the number of service centers in operation, principally as a result of the Republic acquisition, and a combination of increased unit volume and price increases.

     Gross profit increased in the December 1998 Quarter to $37.0 million (44.0% of net sales) from $29.2 million (44.1% of net sales) in the December 1997 Quarter, an increase of 26.7%, primarily as a result of the increase in net sales. The Company's gross profit margin decreased, in part, due to the factors described in the next sentence. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions, competition and currency exchange rates.

     Selling and distribution expenses increased to $22.9 million (27.3% of net sales) in the December 1998 Quarter from $19.2 million (28.9% of net sales) in the December 1997 Quarter, an increase of 19.7%. The increase in these expenses is primarily due to additional costs related to the Republic operations.

     General and administrative expenses increased to $6.6 million (7.8% of net sales) in the December 1998 Quarter from $4.1 million (6.2% of net sales) in the December 1997 Quarter, a increase of 60.6%. The increase in these expenses is also primarily due to additional costs related to the Republic operations.

     Other income increased during the December 1998 Quarter primarily as a result of increased interest income as a result of the investment of funds obtained in connection with the sale of the Republic mechanical hard parts operations in August 1998.

     As a result of the above factors, net income increased to $5.0 million (5.9% of net sales) in the December 1998 Quarter from $3.4 million (5.1% of net sales) on a pro forma basis in the December 1997 Quarter. The increase in net income was primarily the result of increased sales.


Nine months ended December 25, 1998 compared to nine months ended December 26,
------------------------------------------------------------------------------
1997
----

     Net sales were $235.3 million for the nine months ended December 25, 1998 compared to $192.4 million for the nine months ended December 26, 1997 an increase of $42.9 million or 22.3%. This increase was made up of increases of $22.2 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), $5.6 million in sales of new and recycled bumpers and $7.0 million in sales of paint and related materials, which increases represent increases of approximately 27.5%, 8.3% and 23.1%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $12.1 million of remanufactured alloy wheels in the nine months ended December 25, 1998 compared to $5.7 million in the nine months ended December 26, 1997, an increase of 112.3%. Increased net sales were attributable primarily to an increase in the number of service centers in operation, principally as a result of the Republic acquisition, and a combination of increased unit volume and price increases.


     Gross profit increased in the nine months ended December 25, 1998 to $102.3 million (43.5% of net sales) from $83.2 million (43.2% of net sales) in the nine months ended December 26, 1997, an increase of 23.0%, primarily as a result of the increase in net sales. The Company's gross profit margin improved during the first nine months, due in part, to increased purchasing leverage (a direct result of acquisitions), internal growth and the strengthening of the U.S. dollar relative to the Taiwanese dollar. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions, competition and currency exchange rates.

     Selling and distribution expenses increased to $64.7 million (27.5% of net sales) in nine months ended December 25, 1998 from $53.7 million (27.9% of net sales) in the nine months ended December 26, 1997, an increase of 20.7%. The decrease in these expenses as a percentage of net sales was due in part to eliminating certain costs associated with facilities that were consolidated.

     General and administrative expenses increased to $17.7 million (7.5% of net sales) in the nine months ended December 25, 1998 from $12.8 million (6.6% of net sales) in the nine months ended December 26, 1997, a increase of 38.5%. The increase in these expenses in the nine months ended December 25, 1998 was primarily the result of the acquisition of Republic in June 1998. During the nine months ended December 26, 1997, the Company incurred approximately $705,000 of costs related to severance payments to its former Chairman and Chief Executive Officer.

     As a result of the above factors, net income increased to $12.9 million (5.5% of net sales) in the nine months ended December 25, 1998 from $9.5 million (4.9% of net sales) on a pro forma basis in the nine months ended December 26, 1997. The increase in net income as a percentage of net sales was primarily the result of an increase in gross profit and other income.

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

Liquidity and Capital Resources
-------------------------------

     The Company has entered into an amended revolving loan agreement with its commercial lender that provides for a $25 million unsecured credit facility that expires in September 1999. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At December 25, 1998, no funds had been drawn under the line of credit. The revolving loan agreement is subject to certain restrictive covenants. At of December 25, 1998, and as of the date of the filing of this quarterly report, the Company was in compliance with its covenants.

     During the nine months ended December 25, 1998, the Company's cash and cash equivalents increased by $25.2 million. This increase is primarily attributable to the sale of substantially all of the mechanical hard parts operations acquired in connection with the Republic transaction for approximately $50.3 million, offset by funds used (i) to pay down amounts outstanding under the bank credit facility, (ii) to purchase property, plant and equipment and (iii) to fund acquisitions. In addition, the Company used approximately $1.6 million to repurchase shares of its Common Stock. Except for minor additional sales of mechanical hard parts assets in the fourth quarter of this fiscal year, the Company does not anticipate selling assets in the foreseeable future. Cash and cash equivalents provided from operating activities during the nine month period were negligible.

     On August 31, 1998, the Company sold substantially all of the mechanical hard parts operations of Republic for approximately $50.0 million in cash. The cash proceeds were used to retire substantially all of the Company's outstanding debt with the balance of the proceeds being invested in money market funds. The Company ended the third quarter of fiscal 1999 with approximately $41.4 million in cash.

     The Company's Board of Directors has determined that the current cash position is more than adequate to meet the Company's foreseeable financial requirements and has authorized a share repurchase program of up to 1,000,000 shares of its Common Stock over the next nine months. As of December 25, 1999, the Company had repurchased 84,500 shares of its Common Stock. The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and for acquisitions. At December 25, 1998, working capital was $124.6 million compared to $72.5 million at March 27, 1998. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit. The Company believes that its existing working capital, estimated cash flow from operations and the funds available under its line of credit will enable it to finance its anticipated growth in sales, to complete anticipated acquisitions and to fund the share repurchase program for at least the next 12 months.

     The Company believes that the ongoing consolidation among independent distributors of aftermarket collision parts creates opportunities for the Company to acquire service centers in new and existing markets. The Company intends to explore acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock or paying cash obtained from (i) operations, (ii) proceeds from public offerings of its Common Stock or (iii) advances drawn under credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when needed, will be available on terms acceptable to the Company, or at all. In addition, the issuance of equity securities will result in dilution to the shareholders of the Company.

Inflation
---------

     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

Item 2.   Changes in Securities and Use of Proceeds.   None
          ------------------------------------------

Item 3.   Defaults Upon Senior Securities.   None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   None
          ---------------------------------------------------

Item 5.   Other Information.
          -----------------

          a. In January 1998, the Company purchased a comprehensive enterprise software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. In October 1998, the Company entered into an agreement with a new vendor for the purchase of a new software package to be installed on an enterprise basis. To date, the Company has expended an aggregate of approximately $1.2 million on hardware and software relating to the installation of the enterprise software package and estimates that it will spend an additional $4.8 million over the next 24 months to complete the installation and to make the system fully operational. As the Company is still in the initial phases of the implementation and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital or from cash flow from operations.

          At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns including Year 2000 issues, will be installed and operating company-wide in 18 to 24 months. Because this installation will not be operational in time to address the Year 2000 issues, the Company is engaging consultants to modify its various operating systems and it expects to have all systems Year 2000 complaint before the end of 1999, at a cost which the Company estimates to be $500,000. Because of the uncertainties involved, there can be no assurance that the modifications will be completed on time, that they will be effective in addressing all the Year 2000 issues or that the costs will not exceed estimates. A failure of the modification program could have a material adverse impact on the Company and its operations .

          Management is uncertain about the Year 2000 compliance status of its major suppliers and intends to open discussions with these suppliers to ascertain whether the Company needs to implement contingency purchasing of critical parts in anticipation of Year 2000. Because of the nature of the Company's customers (numerous collision repair shops located throughout most of the United States that primarily place orders telephonically), it does not anticipate any significant Year 2000 problems with customers.

          The costs of the projects described above, and the date on which the Company believes it will complete the Year 2000 modifications, are forward-looking statements and are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

          b. In July 1997, certain individuals (the "plaintiffs") initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("State Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois), which asserts claims for breach of contract, consumer fraud and equitable relief relating to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for damage to insured vehicles. It is alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in the policy. While the Company is not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for use in repairing automobiles, the vast majority of which are covered by insurance policies.

     The Williamson County Court certified a near-nationwide class on an ex parte basis on the date the lawsuit was filed. Subsequently, after a hearing on December 5, 1997, the Circuit Court again certified a national class, consisting of all persons in the United States (except residents of Arkansas and Tennessee) insured by a State Farm vehicle casualty insurance policy who had non-OEM crash parts installed on their vehicles (or were compensated based upon the cost of these non-OEM crash parts). In December 1997, State Farm petitioned the Illinois Supreme Court, for an order that the certification violated State Farm's due process rights and infringed the sovereignty of other states. The petition was neither granted nor denied. Again in February 1998, State Farm filed a petition with the Illinois Supreme Court which was denied without comment on March 24, 1998. In June 1998, State Farm filed a petition for a writ of certiorari with the United States Supreme Court on various constitutional grounds, unrelated to the breach of contract issue. State Farm's petition was supported by nine amicus briefs, including briefs filed by four public interest groups - Public Citizen, the Center for Auto Safety, the Consumer Federation of America and the Massachusetts Public Interest Research Group. The petition was denied. A trial on the merits is scheduled to commence in August 1999.

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

          While a recent media report has questioned the quality of some non-OEM crash parts, the Company, which is the largest distributor of non-OEM crash parts in the United States, believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their "pre-loss condition." Consequently, the Company does not believe that the plaintiffs in this class action should prevail.

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

          a.   Exhibits.  None
          b.   Reports on Form 8-K.  None


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         By:   /S/ John M. Palumbo
                              --------------------------------------------------
                              John M. Palumbo
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial and Accounting Officer)

     Date:  February 8, 1999