Form 10-K405
period 1999-03-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1999-06-24
CIK 1012393

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

    For the fiscal year ended March 26, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to __________

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on June 18, 1999 on the Nasdaq National Market was approximately $263,744,400. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

  The number of shares of Common Stock outstanding as of June 18, 1999: 16,519,583

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III is incorporated by reference to portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

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

                                    PART I

ITEM 1. BUSINESS

General

  Keystone Automotive Industries, Inc. ("Keystone" or the "Company") is the nation's leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company's product lines consist of automotive body parts, bumpers, autoglass and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 21,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 54,000 shops nationwide. Founded in Southern California in 1947, the Company operates a "hub and spoke" distribution system consisting of 21 regional hubs, 112 service centers and 23 depots located in 35 states throughout the United States, as well as in Tijuana, Mexico. From these service centers, Keystone has approximately 1,135 service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates nine wheel remanufacturing facilities and 33 plastic and steel bumper recycling facilities.

  A principal component of the Company's growth strategy is to acquire independent distributors of aftermarket collision replacement parts, located either in new geographical markets or in existing markets, to enable the Company to increase its market penetration. During the last three fiscal years, the Company has completed 21 acquisitions of a total of 83 service centers, located throughout the United States. Following is a description of the most significant acquisitions since 1996, as well as all acquisitions completed since the beginning of fiscal 1999.

  In March 1997, a wholly-owned subsidiary of the Company merged into North Star Plating Company ("North Star") in a transaction (the "North Star merger") accounted for as a pooling of interests. At the time of the North Star merger, North Star operated four regional hubs and 23 service centers located in the Midwest and Mid-Atlantic regions.

  In January 1998, wholly-owned subsidiaries of the Company merged into Inteuro Parts Distributors, Inc. ("Inteuro") and Car Body Concepts, Inc. ("Car Body"), in transactions which were accounted for as poolings of interests. At the time of the mergers, Inteuro and Car body operated eight service centers located in Florida, Georgia and Alabama.

  In June 1998, the Company acquired Republic Automotive Parts, Inc. ("Republic"). Republic, through its wholly owned subsidiary, Fenders & More, distributes aftermarket collision replacement parts to repair damaged vehicles at its 21 service centers located in nine states, primarily in the South. Republic also distributed a complete line of replacement parts (other than tires) primarily relating to the mechanical systems contained in substantially all mass-produced makes and models of automobiles manufactured within the last 15 years and most mechanical replacement parts for mass-produced trucks and vans. This mechanical replacement parts business was divested by Keystone in a series of transactions during fiscal 1999.

  Also during fiscal 1999, the Company acquired the assets of the following businesses: Unico Corporation and Greenville Unico II Corporation, distributors of aftermarket collision replacement parts with operations in North and South Carolina, in August 1998; Clark Supply Corporation, a distributor of paint and related supplies doing business in Iowa, in November 1998; California Chrome, a distributor of aftermarket collision replacement parts with operations in central California, in January 1999; Inventory Recovery Systems, Inc., a distributor of aftermarket collision replacement parts with operations in the Midwest, in January 1999; 1-800 Used Rim, Inc.. a distributor of wheels for automobiles and light trucks with operations in southern California, in March 1999; and Midwest Bumper Company, International Warehouse Distributing Co., Midwest Bumper Company of Lansing, Collision Parts Distributors Co. and Carhart Products, Inc. ("Midwest Bumper"), distributors of aftermarket collision replacement parts with operations in Michigan, in March 1999. Midwest Bumper Company also operates a bumper plating facility. All of these acquisitions were accounted for under the purchase method of accounting.

  In May 1999, the Company acquired all of the assets of Quality Bumpers, L.L.C., a distributor of plastic and steel bumpers for automobiles and trucks located, in Alabama and Nordan Products Division, Inc., and Nordan Distributors, Inc., distributors of aftermarket collision replacement parts with operations in the state of Washington.

  In addition, in March 1999, the Company opened a new service center in Cincinnati, Ohio and anticipates opening several new service centers during fiscal 2000.

Industry Overview

  History. The Company estimates that the wholesale market for aftermarket collision parts is currently $1.8 billion in annual expenditures, or approximately 15% of the collision parts market. In addition, the Company estimates that annual wholesale sales of paint and related supplies and equipment for collision repair currently account for approximately $2.4 billion. Substantially all of the remainder of the collision parts market consists of parts produced by original equipment manufacturers ("OEMs"), and a substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

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

  Quality Assurance. In 1987, the Certified Automotive Parts Association ("CAPA") was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. While, according to CAPA, the number of collision part applications entitled to bear the CAPA certification had increased from approximately 700 in August 1989 to approximately 2,400 by November 1998, the number of CAPA-certified parts approximates only 5% of the total number of aftermarket collision parts. CAPA randomly reviews both the factories and individual parts previously certified by it and solicits comments concerning the quality of certified parts from collision repair shops and consumers on a regular basis.

  Most major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The Company distributes parts certified by CAPA when available and actively participates with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision parts to seek CAPA certification. Management believes that the Company is the largest distributor of CAPA-certified parts in the United States. See "Cautionary Statements--Pending Class Action" below for information with respect to a class action lawsuit challenging the quality of aftermarket collision replacement parts produced by independent manufacturers.

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

Products

  The Company distributes more than 21,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the seven most recent model years. The Company's principal product lines consist of automotive body parts, bumpers, paint and other materials, remanufactured alloy wheels, autoglass and light truck accessories. In addition, the

Company recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and to manufacturers of truck accessories.

  Automotive Body Parts. The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $146.6 million, or 44.2% of the Company's net sales in the fiscal year ended March 26, 1999.

  Bumpers. The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 26, 1999, sales of plastic and steel bumpers accounted for approximately $104.6 million, or 31.5% of the Company's net sales. The Company believes that it is one of the nation's largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

  Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. By the 1996 model year, manufacturers were using painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. On an annual basis, the Company electro-plates approximately 220,000 steel plated bumpers for automobiles and light trucks. Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electro-plated finishes; metal polishing and buffing; electro-plating layers of copper, nickel and chromium; and inspecting and packaging.

  Paint and Other Materials. Beginning in fiscal 1993, the Company significantly increased its emphasis on the sale of paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 26, 1999, sales of paint and other materials accounted for approximately $50.4 million, or 15.2% of the Company's net sales. Certain of these products are distributed under the name "Keystone."

  Remanufactured Alloy Wheels. In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and since that time, has opened or acquired eight additional remanufacturing operations. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hub caps, has increased from approximately 11% in 1985 to 45% for the 1998 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $140 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor breaks or chips, machining, painting and applying clear coat. For the fiscal year ended March 26, 1999, sales of remanufactured alloy wheels accounted for approximately $17.4 million, or 5.3% of the Company's net sales.

  The remanufacturing of alloy wheels is generally conducted by many small independent operators. The Company believes that there is a large and growing demand for remanufactured alloy wheels and that, using its existing distribution system and customer base, the Company is well-positioned to service that demand.

  Autoglass. The Company distributes autoglass, including windshields, side windows and rear windows, which are purchased from two domestic manufacturers. For the fiscal year ended March 26, 1999, sales of autoglass, which was introduced by Keystone in fiscal 1993, accounted for approximately $6.0 million, or 1.8% of the Company's net sales.

Distribution, Marketing and Sales

  The Company's distribution system is designed to provide responsive customer service and to foster long-term customer relations.

  Distribution System. The Company has developed a national "hub and spoke" distribution system consisting of 21 regional hubs, 112 service centers and 23 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company's fleet of over 1,000 delivery trucks, each regional hub makes regular shipments to the service centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each service center can order products directly from any hub or service center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the regional hubs and service centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its "hub and spoke" distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours, while minimizing inventory costs.

  Sales and Marketing Staff. The Company has a 16 person marketing staff, which operates from its corporate headquarters, and has over 1,100 sales representatives and route salespersons who operate from its service centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives, supervises the Company's in-house management training program and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies' policies favoring aftermarket collision parts.

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

Customers

  The Company's current customers consist of more than 25,000 collision repair shops located in 35 states and Tijuana, Mexico, none of which accounted for more than 1% of the Company's net sales during the fiscal year ended March 26, 1999. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company's dependence on any single customer and its national scope mitigates the effects of regional economic changes and regional weather patterns. Collision Repair Industry Insight, an industry trade publication, estimates that there are over 54,000 collision repair shops nationwide. The number of collision repair shops to whom the Company sold products increased from approximately 13,400 in fiscal 1993 to approximately 25,000 in fiscal 1999.

  The Company's regional hubs also sell collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company's net sales during the fiscal year ended March 26, 1999 and no distributor accounted for more than 1% of the Company's net sales for such fiscal year.

Suppliers

  The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 1999. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 1999, approximately 75% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 25% were imported directly from manufacturers in Taiwan. The Company's orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 60 and 90 days. Although the Company has no manufacturing agreements with any of its suppliers and competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products.

Competition

  Based upon industry estimates, the Company believes that approximately 79% of collision parts are supplied by OEMs, compared with approximately 15% by distributors of aftermarket collision parts and 6% by distributors of salvage parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company's competitors generally are independently owned distributors having from one to three distribution centers. The Company expects to encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

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

  The Company also encounters competition from the OEM's who supply new replacement bumpers to the collision repair market. The Company competes with the OEM's primarily on the basis of price.

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

Prior Ford Litigation

  In 1987, Ford Motor Company ("Ford") filed suit against the Company on the grounds that between 1982 and 1987, the Company had misrepresented the quality of the aftermarket collision parts sold by it for Ford automobiles. In May 1992, Ford and the Company settled this lawsuit. As part of the settlement, the Company and its insurance companies paid Ford $1.8 million, of which the Company contributed $450,000, as damages and agreed to finance a one-year corrective advertising campaign conducted by Ford using the Company's name. As a result of this settlement and the corrective advertising campaign, certain insurance companies ceased listing the Company as an approved supplier of aftermarket collision parts. Currently, most major insurance companies list the Company as an approved supplier of aftermarket collision parts, and all major insurance companies reimburse the cost of collision repairs using the Company's products. The Company's business is highly dependent on the continued acceptance of aftermarket collision parts in general, and the Company's products in particular, by insurers, collision repair shops, consumers and governmental agencies. See "Cautionary Statements" below.

Employees

  At May 31, 1999, the Company had approximately 2,800 full-time employees, of whom 500 were engaged in corporate management and administration, 1,135 in sales and customer service, 692 in warehousing and shipping and 495 in manufacturing. Seven persons in the Newark, New Jersey chrome bumper recycling facility and three persons in its Kenilworth, New Jersey service center are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Cautionary Statements

  Management Information Systems and Year 2000 Issue. In January 1998, the Company purchased a comprehensive enterprise software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. In October 1998, the Company entered into an agreement with a new vendor for the purchase of a new software package to be installed on an enterprise basis. To date, the Company has expended an aggregate of approximately $2.7 million on hardware and software relating to the installation of a new enterprise software package and estimates that it will spend an additional $2.5 million over the next 22 months to complete the installation and to make the system fully operational. As the Company is still in the initial phases of the implementation and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital or from cash flow from operations.

  At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns including Year 2000 issues, will be installed and operating company-wide in 16 to 22 months. Because this installation will not be operational in time to address the Year 2000 issues, the Company has engaged consultants to modify its various operating systems and it expects to have all systems Year 2000 compliant before the end of 1999, at a cost which the Company estimates to be between $300,000 and $500,000. Because of the uncertainties involved, there can be no assurance that the modifications will be completed on time, that they will be effective in addressing all the Year 2000 issues or that the costs will not exceed estimates. A failure of the modification program could have a material adverse impact on the Company and its operations.

  Management is uncertain about the Year 2000 compliance status of its major suppliers and is having discussions with these suppliers to ascertain whether the Company needs to implement contingency purchasing of critical parts in anticipation of Year 2000. Because of the nature of the Company's customers (numerous collision repair shops located throughout most of the United States that primarily place orders telephonically), it does not anticipate any significant Year 2000 problems with customers.

  The costs of the projects described above, and the date on which the Company believes it will complete the Year 2000 modifications, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

  Pending Class Action. In July 1997, certain individuals (the "plaintiffs") initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("State Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois), which asserts claims for breach of contract, consumer fraud and equitable relief relating to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for damage to insured vehicles. It is alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in the policy. While the Company is not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for use in repairing automobiles, the vast majority of which are covered by insurance policies.

  The Williamson County Court certified a near-nationwide class on an ex parte basis on the date the lawsuit was filed. Subsequently, after a hearing on December 5, 1997, the Circuit Court again certified a national class, consisting of all persons in the United States (except residents of Arkansas and Tennessee) insured by a State Farm vehicle casualty insurance policy who had non-OEM crash parts installed on their vehicles (or were compensated based upon the cost of these non-OEM crash parts). In December 1997, State Farm petitioned the Illinois Supreme Court, for an order that the certification violated State Farm's due process rights and infringed the sovereignty of other states. The petition was neither granted nor denied. Again in February 1998, State Farm filed a petition with the Illinois Supreme Court which was denied without comment on March 24, 1998. In June 1998, State Farm filed a petition for a writ of certiorari with the United States Supreme Court on various constitutional grounds, unrelated to the breach of contract issue. State Farm's petition was supported by nine amicus briefs, including briefs filed by four public interest groups Public Citizen, the Center for Auto Safety, the Consumer Federation of America and the Massachusetts Public Interest Research Group. The petition was denied. A trial on the merits is scheduled to commence in August 1999.

  The plaintiffs acknowledged in their filings with the United States Supreme Court that to prevail on the merits in the class action, they must prove that all non-OEM crash parts (estimated to be over 30,000 unique crash parts, manufactured by many companies around the world) are categorically and inherently inferior to OEM crash parts. Many of these non-OEM crash parts are evaluated by the Certified Automotive Parts Association ("CAPA"), a non-profit association of insurance companies, manufacturers, distributors, collision repair shops and consumer groups. Using an independent testing laboratory, which compares the functional equivalence of non-OEM crash and OEM crash parts, CAPA certifies the quality of these non-OEM crash parts.

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

  State Legislation. From time to time, legislation is introduced in various states seeking to limit the use of aftermarket parts in collision repair work to older model years. While to date no such legislation has been passed, if a number of states were to adopt such legislation, it could have a material adverse effect on the Company.

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

  Acquisition Strategy. A principal component of the Company's growth strategy is to acquire other independent distributors of aftermarket collision replacement parts operating in new geographic markets, as well as to increase its penetration in existing markets. Since April 1993, the Company has completed 29 acquisitions of a total of 106 service centers, located primarily in the Northeast, Midwest, Mid-Atlantic and South, of which 24 have been consolidated with existing locations and four have been closed. The Company's ability to maintain or exceed its historical growth rate will depend in large part on its ability to successfully execute its acquisition strategy. While the Company believes that the consolidation in its industry is continuing, the Company anticipates that the aggregate revenues of businesses acquired during the current fiscal year will be less than during the past two fiscal years. The successful execution of its acquisition strategy will depend on the Company's ability to identify and to compete for appropriate acquisition candidates, to consummate such acquisitions on favorable terms, to maintain and expand the sales and profitability of the acquired centers and to integrate the acquired company's financial reporting and control systems, data processing systems and management into the Company's systems, which are currently being completely revised. There can be no assurance that the Company will be successful in executing its strategy.

  Acquisition Risks. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails to, or is unable to, discover, and for which the Company as a successor owner or operator may be responsible. The Company seeks to mitigate the risk of these potential liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties may not fully cover the liabilities due to their limited scope, amounts or duration, the limited financial resources of the indemnitor or warrantor or other reasons. In addition, acquisitions accounted for under the purchase method of accounting generally involve the recording of goodwill and deferred charges on the Company's balance sheet, which are amortized over varying periods of time of up to 30 years. This amortization has the effect of reducing the Company's reported earnings. At March 26, 1999, the Company had recorded approximately $36.3 million in goodwill, net of accumulated amortization. In addition, at March 26, 1999, the Company had recorded approximately $1.9 million in deferred charges, net of accumulated amortization, primarily related to noncompetition agreements, which are amortized over the terms of those agreements.

  The efficient and effective integration of acquired companies' operations is necessary for the Company's acquisition strategy to be successful. This generally requires, among other things, an integration of purchasing, distribution, marketing and sales efforts, pricing, employee benefits policies, liquidity and capital expenditure requirements, management teams and management information and other systems. In the case of larger acquisitions, such as North Star, Inteuro and Republic, the Company has maintained existing management information and other systems, including purchasing, pending completion of the installation of a new company-wide management information system. See "Management Information Systems and Year 2000 Issue" above. Integration generally requires a commitment of management resources, which may temporarily divert attention from the day-to-day operations of the Company.

  Dependence on Key and Foreign Suppliers. The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 1999, approximately 75% of the products distributed by the Company were manufactured in the United States or Canada and approximately 25% were imported directly from manufacturers in Taiwan. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. To date, the Company has not been adversely impacted by the "Asian Crisis," but there can be no assurance that the Company's sources of supply will not be impacted in the future. The percentage of imported products may decline in the future if sales of autoglass, paint and related supplies and equipment and remanufactured alloy wheels, which are manufactured in the United States, continue to grow. Any significant disruption in the Company's Taiwanese sources of supply or in its relationship with its suppliers located in Taiwan could have a material adverse effect on the Company.

  Competition. Based upon industry estimates, the Company believes that approximately 79% of collision parts replacement for automobiles and light trucks are supplied by OEMs, compared with approximately 15% by independent distributors of aftermarket collision replacement parts and an additional 6% by distributors of salvaged parts. The Company competes directly with, and encounters intense competition from, OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision replacement parts. Accordingly, OEMs are in a position to exert pricing and other competitive pressures on the Company and other independent distributors, which could have a material adverse effect on the results of operations of the Company. The aftermarket collision replacement parts distribution industry is highly fragmented. Typically, the Company's other competitors are independently owned distributors having from one to three distribution centers. The Company anticipates that it will encounter significant competition in the future, including competition from automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

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

  The Company acquired North Star's bumper plating operations in March 1997 and Midwest Bumper's plating operations in March 1999. In addition to those operations, the Company currently conducts limited bumper plating operations at two sites and previously conducted similar operations at 11 additional sites which were closed between 1983 and 1993. The Company's bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. Compliance with such laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position, and no material capital expenditures with respect to the Company's bumper plating operations are anticipated during the next 12 months. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company's current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company's operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company's business and results of operations. In addition, future environmental regulations could add to overall costs of the Company's bumper plating business or otherwise materially and adversely affect these operations.

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

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Pomona, California, on premises which contain approximately 20,000 square feet. The Pomona, California offices are owned by the Company. In addition, the Company owns facilities used as service centers in Chicago, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company leases its remaining facilities.

  The Company's regional hubs range from approximately 25,000 square feet to 163,000 square feet. Its service centers range from approximately 2,500 square feet to 30,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2006, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

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

  None.

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

                                                                   High   Low
                                                                  ------ ------
   Fiscal 1998
     First Quarter............................................... $17.88 $14.38
     Second Quarter..............................................  22.13  17.75
     Third Quarter...............................................  24.25  21.50
     Fourth Quarter..............................................  24.50  20.25
   Fiscal 1999
     First Quarter............................................... $28.13 $23.68
     Second Quarter..............................................  23.75  14.00
     Third Quarter...............................................  20.19  15.63
     Fourth Quarter..............................................  21.50  14.38
   Fiscal 2000
     First Quarter (through June 18, 1999)....................... $19.25 $14.13

  On June 18, 1999, the last reported sale price for the Common Stock of the Company, as reported on the Nasdaq National Market, was $17.56 per share. As of June 18, 1999, there were 439 shareholders of record of the Common Stock.

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

  In March 1999, the Company issued 150,000 shares of its Common Stock to Collision Parts Distributors Co. in exchange for substantially all of its assets. Collision Parts Distributors Co. is a distributor of aftermarket collision replacement parts. The shares were valued at $12.19 per share for an aggregate purchase price of approximately $1.8 million. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                           Fiscal Year Ended
                          ------------------------------------------------------
                           March 31,  March 29,  March 28,  March 27,  March 26,
                            1995(1)     1996       1997       1998       1999
                          ----------- ---------  ---------  ---------  ---------
                          (In thousands, except share and per share amounts)
Consolidated Statement
 of Income Data:
Net sales...............   $149,581   $178,076   $223,806   $263,802   $332,047
Cost of sales...........     87,634    106,169    130,590    149,855    186,150
                           --------   --------   --------   --------   --------
Gross profit............     61,947     71,907     93,216    113,947    145,897
Selling and distribution
 expenses...............     43,101     50,156     61,063     73,551     93,169
General and
 administrative
 expenses...............     11,806     12,388     15,699     18,101     24,873
Non-recurring expenses..        --         --         905      1,147      1,814
                           --------   --------   --------   --------   --------
Operating income........      7,040      9,363     15,549     21,148     26,041
Other income............        --         174        373      1,086      3,617
Interest expense........     (1,300)    (1,721)    (1,477)      (504)       (50)
                           --------   --------   --------   --------   --------
Income before income
 taxes..................      5,740      7,816     14,445     21,730     29,608
Income taxes............      1,543      2,836      4,435      7,497     11,843
                           --------   --------   --------   --------   --------
Net income..............   $  4,197   $  4,980   $ 10,010   $ 14,233   $ 17,765
                           ========   ========   ========   ========   ========
Net income per share:
  Basic.................   $   0.41   $   0.49   $   0.88   $   1.02   $   1.06
                           ========   ========   ========   ========   ========
  Diluted...............   $   0.41   $   0.49   $   0.87   $   1.01   $   1.05
                           ========   ========   ========   ========   ========
Weighted average common
 shares outstanding:
  Basic.................     10,255     10,250     11,408     13,915     16,784
                           ========   ========   ========   ========   ========
  Diluted...............     10,255     10,250     11,474     14,105     16,913
                           ========   ========   ========   ========   ========
Pro forma information
 (unaudited)(2):
  Net income, as
   previously reported..   $  4,197   $  4,980   $ 10,010   $ 14,233   $ 17,765
  Pro forma tax
   adjustment...........       (705)      (258)    (1,288)    (1,345)       --
                           --------   --------   --------   --------   --------
  Pro forma net income..   $  3,492   $  4,722   $  8,722   $ 12,888   $ 17,765
                           ========   ========   ========   ========   ========
Pro forma net income per
 share:
  Basic.................   $   0.34   $   0.46   $   0.76   $   0.93   $   1.06
                           ========   ========   ========   ========   ========
  Diluted...............   $   0.34   $   0.46   $   0.76   $   0.91   $   1.05
                           ========   ========   ========   ========   ========
                          (Unaudited)
Consolidated Balance
 Sheet Data:
Working capital.........   $ 15,230   $ 18,134   $ 30,154   $ 72,454   $105,330
Total assets............     56,757     71,780     87,183    119,696    194,094
Total current
 liabilities............     30,252     38,335     38,240     21,539     26,551
Long-term debt..........      4,063      7,021      2,087        503        100
Shareholders' equity....     21,671     26,119     46,453     97,228    163,205

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the "Selected Consolidated Financial Data" as set forth in Item 6 above and the financial statements and notes thereto included in Item 8 below. Except for the historical information contained herein, the matters addressed herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, such as statements of the Company's strategies, plans, objectives, expectations and intentions, are subject to a variety of risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward-looking statements. The Cautionary Statements set forth in Item 1 above should be read as being applicable to all related forward-looking statements wherever they appear herein.

Recent Acquisitions

  Following is a description of the most significant acquisitions since 1996, as well as all acquisitions completed during fiscal 1999.

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

  In June 1998, the Company completed the acquisition of Republic and issued 2,907,000 shares of its Common Stock to the former Republic shareholders. The total purchase price amounted to $63.1 million and the acquisition of Republic was accounted for under the purchase method of accounting. Following the Republic acquisition, the Company sold the net operating assets of Republic's hard parts operations in a series of transactions for cash.

  Also during fiscal 1999, the Company acquired the assets of the following businesses: Unico Corporation and Greenville Unico II Corporation, a distributor of aftermarket collision replacement parts with operations in North and South Carolina, in August 1998; Clark Supply Corporation, a distributor of paint and related supplies doing business in Iowa, in November 1998; California Chrome, a distributor of aftermarket collision replacement parts with operations in central California, in January 1999; Inventory Recovery Systems, Inc., a distributor of aftermarket collision replacement parts with operations in Michigan, in January 1999; 1-800 Used Rim, Inc., a distributor of wheels for automobiles and light trucks with operations in southern California, in March 1999; and Midwest Bumper Company, International Warehouse Distributing Co., Midwest Bumper Company of Lansing, Collision Parts Distributors Co. and Carhart Products, Inc., affiliated distributors of aftermarket collision replacement parts with operations in Michigan, in March 1999. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

Results of Operations

  The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                         Fiscal Year Ended
                                                   -----------------------------
                                                   March 28, March 27, March 26,
                                                     1997      1998      1999
                                                   --------- --------- ---------
   Net sales......................................   100.0%    100.0%    100.0%
   Cost of sales..................................    58.3      56.8      56.1
                                                     -----     -----     -----
   Gross profit...................................    41.7      43.2      43.9
   Selling and distribution expenses..............    27.3      27.9      28.1
   General and administrative expenses............     7.0       6.9       7.5
   Non-recurring expenses.........................     0.4       0.5       0.5
                                                     -----     -----     -----
   Operating income...............................     6.9       8.0       7.8
   Other income...................................     0.2       0.4       1.1
   Interest expense...............................     0.7       0.2       0.0
                                                     -----     -----     -----
   Income before income taxes.....................     6.5       8.2       8.9
   Income taxes...................................     2.0       2.8       3.5
                                                     -----     -----     -----
   Net income.....................................     4.5%      5.4%      5.4%
                                                     =====     =====     =====
   Pro forma net income(1)........................     3.9%      4.9%      5.4%
                                                     =====     =====     =====

--------
(1) Pro Forma net income gives effect to an income tax adjustment to reflect taxation of the income of Inteuro and Car Body, acquired in January 1998, as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.

 Fiscal 1999 Compared to Fiscal 1998

  Net sales were $332.0 million in fiscal 1999 compared to $263.8 million in fiscal 1998, an increase of $68.2 million, or 25.9%. This increase was due primarily to an increase of $35.5 million in sales of automotive body parts, an increase of $9.3 million in sales of paint and related materials and an increase of $13.0 million in sales of new and recycled bumpers, which represent increases of approximately 32.0%, 22.6% and 14.2%, respectively, over fiscal 1998. In addition, the Company sold $17.4 million of remanufactured alloy wheels in fiscal 1999 compared to $8.4 million in the prior fiscal year, an increase of 108.7%.

  The increased net sales were attributable primarily to an increase in the number of service centers in operation as a result of acquisitions and an increase in unit volume. Price increases were not a material factor in increased net sales.

  Gross profit increased to $145.9 million (43.9% of net sales) in fiscal 1999 from $113.9 million (43.2% of net sales) in fiscal 1998, an increase of 28.0%, primarily as a result of the increase in net sales. The Company's gross profit margin has improved, in part, due to increased purchasing leverage, a direct result of acquisitions and internal growth. In addition, the United States dollar has strengthened relative to the Taiwanese dollar, resulting in lower costs for imported product. The Company imports approximately 25% of its product from Taiwan, generally, fenders, hoods, door panels and grilles. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions and competition.

  Selling and distribution expenses increased to $93.2 million (28.1% of net sales) in fiscal 1999 from $73.6 million (27.9% of net sales) in fiscal 1998, an increase of 26.7%. The increase in these expenses as a percentage of net sales was generally the result of costs associated with consolidating service centers and assimilating acquisitions.

  General and administrative expenses increased to $24.9 million (7.5% of net sales) in fiscal 1999 from $18.1 million (6.9% of net sales) in fiscal 1998, an increase of 37.4%. The increase in these expenses in fiscal 1999 as a percentage of net sales resulted from a number of factors, including an increase in amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles, as a result of acquisitions, increased to $2.1 million in fiscal 1999 compared to approximately $1.0 million in fiscal 1998, due to the application of purchase accounting.

  During fiscal 1999, the Company incurred approximately $1.8 million of non-recurring expenses. These expenses relate to an approximately $700,000 write-off of an abandoned computer project, approximately $650,000 related to costs incurred to consolidate duplicate warehouse facilities and approximately $450,000 related to severance payments.

  During fiscal 1998, the Company expensed $442,000 of costs related to the Inteuro and Car Body mergers, consisting primarily of legal, accounting and regulatory fees, the Company incurred approximately $705,000 of costs related to severance payments to its former Chairman and Chief Executive Officer.

  During fiscal 1999, other income increased to $3.6 million compared to $1.1 million in fiscal 1998. This increase is primarily attributable to interest income earned on invested cash and to discounts earned for early payments on purchases.

  As a result of the above factors, net income increased to $17.8 million (5.4% of net sales) in fiscal 1999 from $14.2 million (5.4% of net sales) in fiscal 1998.

 Fiscal 1998 Compared to Fiscal 1997

  Net sales were $263.8 million in fiscal 1998 compared to $223.8 million in fiscal 1997, an increase of $40.0 million, or 17.9%. This increase was due primarily to an increase of $16.6 million in sales of automotive body parts, an increase of $5.1 million in sales of paint and related materials and an increase of $10.0 million in sales of new and recycled bumpers, which represent increases of approximately 17.6%, 14.0% and 12.3%, respectively, over fiscal 1997. In addition, the Company sold $8.4 million of remanufactured alloy wheels in fiscal 1998 compared to $2.9 million in the prior fiscal year, an increase of 189.7%.

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

Variability of Quarterly Results and Seasonality

  The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period from December to April. The winter of 1998 was unusually mild. The impact of seasonality may be reduced somewhat in the future as Keystone becomes more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

  The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At March 26, 1999, working capital was $105.3 million compared to $72.5 million at March 27, 1998. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

  The Company has in place a revolving line of credit with its commercial lender that provides for a $25 million unsecured credit facility that expires in September 1999. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At June 18, 1999, $1.0 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 26, 1999 and as of the date of filing of this Annual Report.

  In June 1998, the Company completed the acquisition of Republic by issuing 2,907,000 shares of its Common Stock to the former shareholders, and assuming approximately $20.0 million outstanding under a bank credit facility. During the period August 1998 through January 1999, in three separate transactions, the Company sold Republic's mechanical hard parts operations for gross proceeds of approximately $52.7 million. A portion of the gross proceeds were used to extinguish the $20.0 million credit facility and to pay liabilities of approximately $10.4 million relating to the operations that were sold.

  During fiscal 1999, the Company initiated a stock repurchase program, where it repurchased approximately 1.0 million shares of its Common Stock for approximately $18.8 million, or an average of $18.67 per share. In March 1999, the Board of Directors authorized the repurchase of an additional 1,000,000 shares, and through June 18, 1999, approximately 341,800 additional shares have been repurchased for $5.5 million or an average of $16.22 per share.

  During fiscal 1999, the Company's cash and cash equivalents increased by $6.9 million. This increase is the result of an increase in cash provided by operating activities of $18.6 million from a variety of sources, primarily net income; an increase in cash used in investing activities of $25.0 million, primarily related to the receipt of proceeds from the sale of Republic's mechanical hard parts operations; offset by a decrease in cash provided by financing activities of $36.7 million, primarily as a result of the elimination of Republic's outstanding bank indebtedness and the repurchase of shares of the Company's Common Stock.

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

  The Company believes that its existing working capital, estimated cash flow from operations and funds available under its line of credit will enable it to finance its anticipated growth in sales, to complete anticipated acquisitions and to finance anticipated stock repurchases for at least the next 12 months.

  For information concerning the Year 2000 issue and the impact on the Company, see "Item 1. Cautionary Statements."

Inflation

  The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

New Accounting Standards

  In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. The Company plans to adopt SOP 98-1 effective March 27, 1999. There will be no impact on the current financial statements due to the adoption of SOP 98-1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Report of Independent Auditors...........................................   21

Consolidated Balance Sheets at March 27, 1998 and March 26, 1999.........   22

Consolidated Statements of Income for the years ended March 28, 1997,
 March 27, 1998 and March 26, 1999.......................................   23

Consolidated Statements of Shareholders' Equity for the years ended March
 28, 1997, March 27, 1998 and March 26, 1999.............................   24

Consolidated Statements of Cash Flows for the years ended March 28, 1997,
 March 27, 1998 and March 26, 1999.......................................   25

Notes to Consolidated Financial Statements...............................   26

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 27, 1998 and March 26, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 26, 1999. Our audits also included the financial statement schedule listed in the index at 14(d). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inteuro Parts Distributors, Inc. or Car Body Concepts, Inc., wholly owned subsidiaries (see
Note 2), as of and for the year ended December 31, 1996, which combined statements reflect total assets of $8,382,913 as of December 31, 1996, and total revenues of $29,485,099 for the year then ended. Those statements were audited by Arthur Andersen LLP whose report has been furnished to us, and our opinion, insofar as it relates to data included for Inteuro Parts Distributors, Inc. and Car Body Concepts, Inc. for that period, is based solely on their report.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 27, 1998 and March 26, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 26, 1999, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
May 28, 1999

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                           March 27,  March 26,
                                                             1998       1999
                                                           ---------  ---------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents..............................  $ 10,859   $ 17,784
  Accounts receivable, less allowance for doubtful
   accounts of $593 in 1998 and $962 in 1999.............    23,476     30,256
  Inventories, primarily finished goods..................    54,870     72,284
  Prepaid expenses and other current assets..............     2,094      7,956
  Deferred taxes.........................................     2,694      3,601
                                                           --------   --------
   Total current assets..................................    93,993    131,881
Property, plant and equipment, at cost:
  Land...................................................       519        519
  Buildings and leasehold improvements...................     7,828      9,465
  Machinery and equipment................................    10,386     17,288
  Furniture and fixtures.................................    11,880     10,568
                                                           --------   --------
                                                             30,613     37,840
  Accumulated depreciation and amortization..............   (15,740)   (18,473)
                                                           --------   --------
                                                             14,873     19,367
Goodwill, net of accumulated amortization of $437 in 1998
 and $1,583 in 1999......................................     6,295     36,262
Other intangibles, net of accumulated amortization of
 $1,302 in 1998 and $2,167 in 1999.......................     1,980      1,874
Other assets.............................................     2,287      2,664
Deferred taxes...........................................       268      2,046
                                                           --------   --------
   Total assets..........................................  $119,696   $194,094
                                                           ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Bankers acceptances....................................  $  1,852   $  2,961
  Accounts payable.......................................    13,428     14,859
  Accrued salaries, wages and related benefits...........     2,639      3,621
  Other accrued liabilities..............................     2,336      4,141
  Long-term debt, due within one year....................       629        200
  Notes payable to related parties.......................       150        --
  Deferred taxes.........................................       505        769
                                                           --------   --------
   Total current liabilities.............................    21,539     26,551
Long-term debt, less current maturities..................       503        100
Other long-term liabilities..............................       --       2,679
Deferred taxes...........................................       426      1,559
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
   Authorized shares--3,000,000
   None issued and outstanding
  Common stock, no par value:
   Authorized shares--50,000,000
   Issued and outstanding shares--14,642,000 in 1998 and
    16,858,000 in 1999, at stated value..................    57,196    105,436
  Additional paid-in capital.............................       724      1,223
  Retained earnings......................................    39,308     57,073
  Accumulated other comprehensive loss...................       --        (527)
                                                           --------   --------
   Total shareholders' equity............................    97,228    163,205
                                                           --------   --------
   Total liabilities and shareholders' equity............  $119,696   $194,094
                                                           ========   ========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share and share amounts)

                                                      Year ended
                                           ----------------------------------
                                           March 28,   March 27,   March 26,
                                              1997        1998        1999
                                           ----------  ----------  ----------
Net sales................................. $  223,806  $  263,802  $  332,047
Cost of sales.............................    130,590     149,855     186,150
                                           ----------  ----------  ----------
Gross profit..............................     93,216     113,947     145,897
Operating expenses:
  Selling and distribution................     61,063      73,551      93,169
  General and administrative..............     15,699      18,101      24,873
  Non-recurring...........................        905       1,147       1,814
                                           ----------  ----------  ----------
                                               77,667      92,799     119,856
                                           ----------  ----------  ----------
Operating income..........................     15,549      21,148      26,041
Other income..............................        373       1,086       3,617
Interest expense..........................     (1,477)       (504)        (50)
                                           ----------  ----------  ----------
Income before income taxes................     14,445      21,730      29,608
Income taxes..............................      4,435       7,497      11,843
                                           ----------  ----------  ----------
Net income................................ $   10,010  $   14,233  $   17,765
                                           ==========  ==========  ==========
Net income per share--basic............... $     0.88  $     1.02  $     1.06
                                           ==========  ==========  ==========
Weighted average common shares
 outstanding--basic....................... 11,408,000  13,915,000  16,784,000
                                           ==========  ==========  ==========
Net income per share--diluted............. $     0.87  $     1.01  $     1.05
                                           ==========  ==========  ==========
Weighted average common shares
 outstanding--diluted..................... 11,474,000  14,105,000  16,913,000
                                           ==========  ==========  ==========


                   (unaudited pro forma information) (Note 2)

Net income, as previously reported........ $   10,010  $   14,233  $   17,765
Pro forma tax adjustment..................     (1,288)     (1,345)        --
                                           ----------  ----------  ----------
Pro forma net income...................... $    8,722  $   12,888  $   17,765
                                           ==========  ==========  ==========
Pro forma net income per share--basic..... $     0.76  $     0.93  $     1.06
                                           ==========  ==========  ==========
Pro forma net income per share--diluted... $     0.76  $     0.91  $     1.05
                                           ==========  ==========  ==========


                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (in thousands, except per share and share amounts)

                                                                      Accumulated
                             Common Stock       Additional               Other
                          --------------------   Paid-in   Retained  Comprehensive
                            Shares     Amount    Capital   Earnings      Loss       Total
                          ----------  --------  ---------- --------  ------------- --------
Balance at March 29,
 1996...................  10,250,000  $  4,301    $  582   $21,236       $  --     $ 26,119
Issuance of 1,500,000
 shares in connection
 with initial public
 offering at $9.00 a
 share net of offering
 costs and commissions
 of $1,878..............   1,500,000    11,622       --        --           --       11,622
S-Corp distributions by
 pooled companies.......         --        --        --     (1,298)         --       (1,298)
Net income..............         --        --        --     10,010          --       10,010
                          ----------  --------    ------   -------       -----     --------
Balance at March 28,
 1997...................  11,750,000    15,923       582    29,948          --       46,453
Net adjustment for
 pooled companies for
 the quarter ended March
 31, 1997...............         --        --        --     (2,072)         --       (2,072)
Issuance of stock, net
 of offering costs of
 $2,679.................   2,610,000    37,776       --        --           --       37,776
Issuance of stock in
 connection with
 acquisition of All
 Makes at $12.75 per
 share..................     235,000     2,991       --        --           --        2,991
Stock options
 exercised..............      47,000       506       --        --           --          506
Tax benefit of stock
 options exercised......         --        --        142       --           --          142
S-Corp distributions by
 pooled companies.......         --        --        --     (2,801)         --       (2,801)
Net income..............         --        --        --     14,233          --       14,233
                          ----------  --------    ------   -------       -----     --------
Balance at March 27,
 1998...................  14,642,000    57,196       724    39,308          --       97,228
Net income..............         --        --        --     17,765          --       17,765
Defined benefit plan
 funding adjustments net
 of taxes of $363.......         --        --        --        --         (527)        (527)
                                                                                   --------
Comprehensive income....         --        --        --        --          --        17,238
Issuance of stock in
 connection with
 acquisition of
 Collision Parts
 Distributor Co. at
 $12.19 per share.......     150,000     1,828       --        --           --        1,828
Issuance of stock in
 connection with
 acquisition of Republic
 Automotive at $21.69
 per share..............   2,907,000    63,063       --        --           --       63,063
Stock options
 exercised..............     168,000     2,188       --        --           --        2,188
Tax benefit of stock
 options exercised......         --        --        499       --           --          499
Repurchase of common
 stock..................  (1,009,000)  (18,839)      --        --           --      (18,839)
                          ----------  --------    ------   -------       -----     --------
Balance at March 26,
 1999...................  16,858,000  $105,436    $1,223   $57,073       $(527)    $163,205
                          ==========  ========    ======   =======       =====     ========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Year ended
                                                  -----------------------------
                                                  March 28, March 27, March 26,
                                                    1997      1998      1999
                                                  --------- --------- ---------
Operating activities
Net income.......................................  $10,010   $14,233   $17,765
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization..................    2,470     3,188     4,318
  Amortization of goodwill and other
   intangibles...................................      616       967     2,050
  Deferred taxes.................................     (487)     (618)      679
  Provision for losses on uncollectible
   accounts......................................      747       372       601
  Provision for losses on inventory..............      322       495       251
  (Gain) loss on sales of assets.................     (150)       76        27
  Changes in operating assets and liabilities:
    Accounts receivable..........................   (3,334)   (2,886)   (2,305)
    Inventories..................................   (7,522)   (8,031)   (1,151)
    Prepaid expenses and other current assets....     (111)     (692)   (1,949)
    Accounts payable.............................    3,047    (7,613)      521
    Accrued salaries, wages and related
     benefits....................................      625      (332)   (2,286)
    Other accrued liabilities....................     (785)    1,910      (532)
    Other, net...................................     (436)     (620)      624
                                                   -------   -------   -------
Net cash provided by operating activities........    5,012       449    18,613
Investing activities
Proceeds from sales of assets....................      270       213    42,629
Acquisitions of certain service centers, net of
 cash received...................................   (4,926)   (7,048)  (12,517)
Purchases of property, plant and equipment.......   (4,378)   (3,790)   (5,126)
                                                   -------   -------   -------
Net cash (used in) provided by investing
 activities......................................   (9,034)  (10,625)   24,986
Financing activities
Borrowings under bank credit facility............   19,129       --        --
Payments under bank credit facility..............  (19,750)  (12,629)  (20,000)
Bankers acceptances..............................       18    (1,686)    1,109
Payments on notes payable to officers,
 shareholders and other related parties..........     (172)      (42)      --
Borrowings on long-term debt.....................    1,024       --        --
Principal payments on long-term debt.............   (9,027)   (1,892)   (1,133)
S-Corp distributions related to pooled
 companies.......................................   (1,055)   (2,801)      --
Proceeds from initial public and secondary
 offering........................................   11,622    37,776       --
Purchase of common stock.........................      --        --    (18,839)
Proceeds from stock option exercises.............      --        506     2,189
                                                   -------   -------   -------
Net cash provided by (used in) financing
 activities......................................    1,789    19,232   (36,674)
                                                   -------   -------   -------
Net (decrease) increase in cash and cash
 equivalents.....................................   (2,233)    9,056     6,925
Cash and cash equivalents at beginning of year...    4,517     2,284    10,859
Net change in cash and cash equivalents during
 the quarter ended March 31, 1997 for pooled
 companies.......................................      --       (481)      --
                                                   -------   -------   -------
Adjusted cash and cash equivalents at beginning
 of year.........................................    4,517     1,803    10,859
                                                   -------   -------   -------
Cash and cash equivalents at end of year.........  $ 2,284   $10,859   $17,784
                                                   =======   =======   =======
Supplemental disclosures:
Interest paid during the year....................  $ 1,516   $   585   $   242
Income taxes paid during the year................  $ 5,311   $ 6,346   $11,655
Acquisition of businesses using debt.............  $   500   $   --    $   150
Acquisition of businesses using stock............  $   --    $ 2,991   $64,891
The following item is not included in the
 Consolidated Statement of Cash Flows:
Minimum pension liability adjustment.............  $   --    $   --    $   527

                            See accompanying notes.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 26, 1999

1. Summary of Significant Accounting Policies

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. and its wholly owned subsidiaries, North Star Plating Co. ("North Star"), and Inteuro Parts Distributors, Inc. and Car Body Concepts, Inc. (collectively "Inteuro") and Republic Automotive Parts, Inc. ("Republic") (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

Business Information

  The principal business of the Company is the distribution of replacement parts for automobiles and light trucks to collision repair shops through a network of service centers located within the United States, and one in Mexico.

Fiscal Year

  The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The fiscal years ended March 28, 1997, March 27, 1998 and March 26, 1999 each included 52 week periods.

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

  During 1998 and 1999, the Company imported 31% and 25% of its products from the Far East, respectively.

Fair Values of Financial Instruments

  Fair values of cash and cash equivalents, accounts receivable, accounts payable, bankers' acceptances and other short-term obligations approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

Cash Equivalents

  The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by major financial institutions.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Inventories

  The Company's inventories consist primarily of automotive aftermarket collision replacement parts, paint and related items and bumpers. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, the Company accounts for its long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs. At March 27, 1998 and March 26, 1999, management of the Company believes that none of its assets are impaired.

Depreciation and Amortization

  The Company uses the straight-line method for calculating depreciation and amortization of property, plant, and equipment over the following estimated useful lives:

   Buildings...............  20 years
   Machinery and
    equipment..............  5-12 years
   Furniture and fixtures..  5-7 years
   Auto and truck..........  3-5 years
   Leasehold improvements..  Term of lease or life of the asset, whichever is shorter

Goodwill and Other Intangibles

  Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is amortized over 15 to 30 years using the straight-line method. Other intangibles are comprised of covenants not to compete. Covenants not to compete are amortized using the straight-line method over the terms of the agreements, generally 3-5 years.

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

New Accounting Standards

  In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," was issued, which is effective for fiscal years beginning after

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over their estimated useful life. The Company will adopt SOP 98-1 effective March 27, 1999. There will be no impact on the current financial statements due to the adoption of SOP 98-1

2. Acquisitions

  In June 1998, the Company completed its acquisitions of Republic Automotive Parts, Inc. ("Republic"). The Company issued approximately 2,907,000 shares of its common stock in exchange for the outstanding common stock of Republic (total purchase price of approximately $63.1 million using an average share price of $21.69). The fair value of the assets acquired approximated $41.9 million, net of approximately $28.8 million of liabilities assumed. The excess of the purchase price over assets acquired (goodwill) approximated $21.2 million and is being amortized over 30 years. The acquisition of Republic is being accounted for under the purchase method of accounting. At the time of the acquisition, Republic was engaged in the distribution of automotive mechanical hard parts and aftermarket collision replacement parts.

  The net assets acquired as part of the Republic transaction, which related to the Republic mechanical hard parts operations, were recorded as assets held for sale in the allocation of the opening balance sheet at June 27, 1998. The assets held for sale were recorded at fair value based upon the final sales price. The results of operations from June 27, 1998 through the date of sale of the mechanical hard parts operations were accounted for as an adjustment to the carrying amount of the assets. The assets held for sale were sold in a series of transactions during fiscal 1999, which resulted in a gain. The gain on sales has been accounted for as an adjustment of the original purchase price. The operating results of the Company from June 27, 1998, excluded any effects from the mechanical hard parts business.

  The unaudited pro forma results of operations for the year ended March 27, 1998 and March 26, 1999, as though Republic had been combined with the Company at the beginning of fiscal 1998, is as follows (in thousands, except share and per share amounts):

                                                          March 27,  March 26,
                                                             1998       1999
                                                          ---------- ----------
   Net sales............................................. $  319,727 $  347,346
   Net income............................................ $   15,080 $   17,325
   Net income per share.................................. $      .89 $      .98
   Weighted average shares outstanding diluted........... 17,012,000 17,649,000

  In addition to the Republic acquisition, Keystone acquired six other companies for approximately $17.8 million cash, $1.8 million in stock and a note payable of $150,000. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $9.9 million and has been recorded as goodwill and is being amortized over 15 to 20 years. The unaudited proforma results for fiscal 1998 and 1999, assuming these other acquisitions had been made at the beginning of fiscal 1998, would not be materially different from the pro forma results presented above.

  Effective January 1, 1998, Inteuro merged with and into the Company. An aggregate of 2,000,000 shares of the Company's common stock were issued in exchange for all of the issued and outstanding common stock of Inteuro. Additionally, on March 28, 1997, the Company completed a merger with North Star. An aggregate of 2,450,000 shares of Keystone common stock were exchanged for all of the outstanding common stock of North Star. These transactions were accounted for as poolings of interests and therefore, all prior period financial

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

statements presented include Inteuro's and North Star's historical activities. Inteuro and North Star used a September 30 and December 31 year end, respectively. The Company's financial statements for fiscal 1997 and fiscal 1998 combine the Company's consolidated financial statements for the years ended March 28, 1997 and March 27, 1998, with Inteuro's financial statements for years ended December 31, 1996 and 1997, and North Star for the twelve months ended December 31, 1996.

  For the quarter ended March 28, 1997, net income for Inteuro was $385,000, offset by S-Corp. distributions of $2,457,000, resulting in a net adjustment to retained earnings of $2,072,000. Revenue and expenses of $9,164,000 and $8,779,000, respectively, were recorded for the quarter ended March 28, 1997 for Inteuro which have not been reflected in the statement of operations.

  The North Star balance sheets and statements of income and cash flow have been conformed to the Company's fiscal year ended March 28, 1997. Net sales, net income and other changes in shareholders' equity of the separate companies for the periods preceding the North Star and Inteuro mergers were as follows for the two years ended March 27, 1998:

                                                                     Unaudited
                                                                    Nine months
                                                         Year ended    ended
                                                         March 28,  December 26,
                                                            1997        1997
                                                         ---------- ------------
   Net sales:
     Keystone, as previously reported...................  $138,380    $165,702
     North Star.........................................    58,227         --
     Inteuro............................................    29,485      26,757
     Intercompany eliminations..........................    (2,286)        --
                                                          --------    --------
   Combined.............................................  $223,806    $192,459
                                                          ========    ========
   Net income:
     Keystone, as previously reported...................  $  4,836    $  7,495
     North Star.........................................     1,953         --
     Inteuro............................................     3,221       2,964
                                                          --------    --------
   Combined.............................................  $ 10,010    $ 10,459
                                                          ========    ========
   Other changes in shareholders' equity:
     Keystone...........................................  $ 11,622    $ 37,776
     S-Corp. distributions--Inteuro.....................    (1,298)     (2,801)

  The above net income reflects the historical results of operations of Inteuro, which had elected to be taxed under subchapter "S" of the Internal Revenue Code, and therefore, does not reflect the corporate tax liability that is passed through to its shareholders. The pro forma net income and earnings per share included herein reflect income tax expense of the combining companies at an estimated statutory rate of 39%.

  In connection with the merger with North Star and Inteuro, $905,000 and $442,000 of merger costs and expenses were incurred and have been charged to operations for the year ended March 28, 1997 and March 27, 1998, respectively. The merger costs and expenses consisted primarily of legal, accounting, and investment banking fees.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

3. Goodwill and Other Intangibles

  Goodwill increased approximately $31,100,000 as a result of acquisitions during fiscal 1999. Amortization expense for goodwill and other intangibles for the years ended March 28, 1997, March 27, 1998 and March 26, 1999 was $616,000, $967,000 and $2,050,000, respectively, and is included with depreciation and amortization expense.

4. Financing Arrangements

  The Company maintains a revolving line of credit with a commercial lender that provides a $25,000,000 unsecured credit facility that expires, as amended, on September 17, 1999. Initial advances under the revolving line of credit are made with interest at the lender's prime rate; however, at the Company's option, all advances may be converted to LIBOR plus 0.75%--0.875%. The agreement also contains an unused line charge of 0.125%. At March 26, 1999, no amounts were outstanding under the line of credit. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 26, 1999.

5. Long-Term Debt

  Long-term debt consists of the following:

                                                          March 27, March 26,
                                                            1998      1999
                                                          --------- ---------
                                                            (in thousands)
   Various covenants not-to-compete, payable with
    interest up to 8%, payable through 2001..............  $  327     $300
   Other.................................................     805      --
                                                           ------     ----
                                                            1,132      300
   Less amount due within one year.......................     629      200
                                                           ------     ----
   Amounts due after one year............................  $  503     $100
                                                           ======     ====

6. Shareholders' Equity

  In June 1996, the Company completed its initial public offering at 1,500,000 shares at an offering price of $9.00 per share, which generated net proceeds of $11,622,000. In June 1997, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission, permitting the Company to sell additional shares of its common stock to the public. The Company and selling shareholders sold 2,610,000 shares each, at an offering price of $15.50 per share, which generated net proceeds to the Company of $37,776,000 (net of underwriter commissions and offering costs). The Company's proceeds from both offerings were used to pay down bank debt, to fund acquisitions and for working capital. Additionally, in August 1997, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 50,000,000.

  In June 1998, as part of the Company's acquisition of Republic, the Company issued approximately 2,907,000 shares using an average share price of $21.69.

  In September 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. At March 26, 1999, the Company had repurchased approximately 1,009,000 shares of its common stock at an average cost of $18.67 per share.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  In March 1999, the Company issued 150,000 shares of unregistered stock using an average share price of $12.19 to acquire Collision Parts Distributors Co.

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

                                                          Year ended
                                                 -----------------------------
                                                 March 28, March 27, March 26,
                                                   1997      1998      1999
                                                 --------- --------- ---------
                                                   (in thousands, except per
                                                        share amounts)
   Numerator:
     Net income.................................  $10,010   $14,233   $17,765
                                                  -------   -------   -------
   Denominator:
     Denominator for basic earnings per share--
      weighted average shares...................   11,408    13,915    16,784
                                                  -------   -------   -------
   Effect of dilutive securities:
     Employee stock options.....................       66       190       129
     Denominator for dilutive earnings per
      share--adjusted weighted average shares
      and assumed conversions...................   11,474    14,105    16,913
                                                  -------   -------   -------
   Basic earnings per share.....................  $  0.88   $  1.02   $  1.06
                                                  =======   =======   =======
   Diluted earnings per share...................  $  0.87   $  1.01   $  1.05
                                                  =======   =======   =======

8. Related Party Transactions

  The Company has entered into various property lease agreements with related parties, including certain of the Company's directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm's length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $931,000, $1,715,000 and $1,863,000 for 1997, 1998 and
1999, respectively, exclusive of the Company's obligation for property taxes and insurance.

  Notes payable to officers, shareholders, and other related parties of $150,000 were paid on October 1, 1998, bearing interest at 8.25%. Interest expense incurred in connection with these obligations was $21,000 at March 28, 1997, $14,000 at March 27, 1998 and $7,000 at March 26, 1999.

  In December 1996, Inteuro sold its Atlanta facility and land to a related entity. At the time of the sale, the facility and land had a book value of $662,000 and related outstanding debt of $415,000. Inteuro distributed the net assets related to the facility and land of $244,000 to the related entity. No rent payments were made to the related entity in 1996.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

9. Income Taxes

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            March 27, March 26,
                                                              1998      1999
                                                            --------- ---------
                                                              (in thousands)
   Deferred tax assets:
     Uniform cost capitalization...........................  $1,067    $1,331
     Goodwill..............................................     347     1,183
     Inventory reserve.....................................     506       594
     Accrued expenses not currently deductible for tax.....     913     2,234
     Other, net............................................     129       305
                                                             ------    ------
       Total deferred tax assets...........................   2,962     5,647
   Deferred tax liabilities:
     Prepaid expenses......................................    (505)     (769)
     Tax depreciation over book............................    (426)     (488)
     Book/tax difference on pension accrual................     --     (1,071)
                                                             ------    ------
       Total deferred tax liabilities......................    (931)   (2,328)
                                                             ------    ------
       Net deferred tax assets.............................  $2,031    $3,319
                                                             ======    ======

  Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

                                                            Year ended
                                                   -----------------------------
                                                   March 28, March 27, March 26,
                                                     1997      1998      1999
                                                   --------- --------- ---------
                                                          (in thousands)
   Current:
     Federal.....................................   $ 3,958   $6,575    $ 7,136
     State.......................................       964    1,540      1,984
                                                    -------   ------    -------
                                                      4,922    8,115      9,120
   Deferred:
     Federal.....................................      (390)    (514)     1,792
     State.......................................       (97)    (104)       931
                                                    -------   ------    -------
                                                       (487)    (618)     2,723
                                                    -------   ------    -------
                                                    $ 4,435   $7,497    $11,843
                                                    =======   ======    =======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  Prior to the purchase of Inteuro by the Company on January 1, 1998, Inteuro had elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Accordingly, taxable income of Inteuro has been reported in the tax returns of the individual shareholders of Inteuro. Subsequent to the acquisition of Inteuro on January 1, 1998, the operating results of Inteuro are included in the consolidated federal and state tax returns of the Company.

  The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

                                                          Year ended
                                                 -----------------------------
                                                 March 28, March 27, March 26,
                                                   1997      1998      1999
                                                 --------- --------- ---------
                                                        (in thousands)
   Income taxes at statutory tax rate...........  $ 4,911   $7,606    $10,363
   State income taxes, net of federal tax
    effect......................................      727      915      1,229
   S-Corp earnings of Inteuro...................   (1,288)  (1,221)       --
   Non-deductible expenses......................       47      197        251
   Other, net...................................       38      --         --
                                                  -------   ------    -------
                                                  $ 4,435   $7,497    $11,843
                                                  =======   ======    =======

10. Employee Benefit Plans

  The Company terminated its employee stock ownership plan which covers substantially all of its employees. Final payout is expected to occur during fiscal 1999. Under the terms of the Internal Revenue Code, each year's tax deductible contribution is limited to a maximum of 15% of the Company's qualified payroll. A carryover of unused allowable contributions is allowed, subject to certain limits. Under the terms of the plan, the Company makes the contribution to the Trustee, who is required to follow the Administrative Committee's investment decisions. There were no Company contributions to the plan in fiscal 1997, 1998 nor 1999.

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

  In June 1998, the Company acquired Republic, including its pension and postretirement life and health insurance plans ("Health and Life Plans"). Republic's defined benefit plan covers substantially all employees. Benefits under this plan generally are based upon the employee's years of service and compensation preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income taxes. Under the Health and Life Plans, the Company contributes toward the cost of health insurance benefits for certain retired employees. In order to be eligible for postretirement health insurance coverage, an employee must retire after attainment of age 55 and completion of 10 years of service, or attainment of age 50 and completion of 15 years of service. After attainment of age 65, the employee will not be eligible for coverage under the health insurance plan. In order to be eligible for life insurance benefits, an employee must retire after attaining age 55 and completing 10 years of service, or attaining age 50 and completing 15 years of service. Eligible retirees will receive a life insurance benefit of $2,500 for which the Company pays the full cost. The Health and Life Plans are unfunded and therefore, premiums are paid from the Company's current operations.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The net periodic pension cost for all the Company's benefit plans was as follows:

                                              Pension Benefits          Other
                                        ----------------------------- Benefits
                                        March 28, March 27, March 26, March 26,
                                          1997      1998      1999      1999
                                        --------- --------- --------- ---------
                                               (in thousands)
   Service cost.......................    $ 154     $  18     $ 281      $11
   Interest cost......................      323       271       424       58
   Amortization or unrecognized
    transition obligation or asset....        8       120       --        --
   Recognized gains or (losses).......       39       489        29       --
   Prior service cost recognized......       (7)     (143)      --        --
   Expected return on assets..........     (199)     (224)     (500)      --
   Gain or loss due to settlement or
    curtailment.......................      --       (427)      --        --
                                          -----     -----     -----      ---
                                          $ 227     $ 104     $ 234      $69
                                          =====     =====     =====      ===

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The following is a summary of the status of the funding of the plans:

                                                   Pension Benefits     Other
                                                  ------------------- Benefits
                                                  March 27, March 26, March 26,
                                                    1998      1999      1999
                                                  --------- --------- ---------
                                                    (in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year.......   $3,380    $ 2,752   $   --
  Benefit obligation from acquired company......      --       4,311     1,235
  Service cost..................................       18        281        11
  Interest cost.................................      270        424        58
  Plan participants' contributions..............      --         --         13
  Actuarial losses (gains)......................      (56)       690       (94)
  Benefits paid.................................     (458)    (1,048)     (116)
  Plan amendments...............................     (403)       --        --
  Assumption change.............................      --         730       --
                                                   ------    -------   -------
    Benefit obligation at end of year...........   $2,752    $ 8,140   $ 1,107
                                                   ======    =======   =======
Change in plan assets:
  Fair value of plan assets at beginning of
   year.........................................   $2,990    $ 3,015   $   --
  Actual return on plan assets..................      419         26       --
  Acquisition...................................      --       4,266       --
  Company contributions.........................       64        205       --
  Benefits paid.................................     (458)    (1,048)      --
                                                   ------    -------   -------
    Fair value of plan assets at end of year....   $3,015    $ 6,464   $   --
                                                   ======    =======   =======
Funded status:
  Funded status of the plan (Underfunded).......   $  263    $(1,676)  $(1,107)
  Unrecognized net actuarial (gain) losses......    1,047      2,485       (94)
  Adjustment required to recognize minimum
   liability....................................      --        (890)      --
                                                   ------    -------   -------
    Net amount recognized.......................   $1,310    $   (81)  $(1,201)
                                                   ======    =======   =======
Amounts recognized in the statement of financial
 position:
  Prepaid pension cost..........................   $1,310    $ 1,001   $   --
  Accrued benefit liability.....................      --      (1,548)   (1,201)
  Intangible asset..............................      --         466       --
                                                   ------    -------   -------
  Net amount recognized.........................   $1,310    $   (81)  $(1,201)
                                                   ======    =======   =======

  In accordance with the provisions of SFAS No. 87, "Employers Accounting for Pensions," the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation of $7,816,000 over the fair value of the plan assets of $6,464,000. The liability has been offset by intangible assets to the extent possible. The balance of the liability of $890,000 is reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $363,000. No minimum pension liability existed at March 27, 1998.

  In determining the actuarial present value of projected benefit obligations for the Company's Plan, at March 27, 1998 and March 26, 1999, a discount rate of 8% and 5% was used, respectively. Due to the amendment, there are no future compensation increases for the Plan for the year ended March 27, 1998 and March 26, 1999. The expected long-term annual rate of return on assets was 8% and 5% for the years ended March 27, 1998 and March 26, 1999, respectively. Reductions in the discount rate and rate of return on assets are due to the amendment of the Plan.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The actuarial present value of projected benefit obligations at March 26, 1999, for the Republic pension plan, used a discount rate of 7%. The assumed future compensation increases for the Republic pension plan for the year ended March 26, 1999 was 5% and the expected long-term annual rate of return on assets was 9.5%.

  For the Health and Life Plans, the actuarial present value of benefit obligations at March 26, 1999, assumed a discount rate of 7%. The assumed healthcare cost trend rate for 1999 and later was 7%. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                    1-Percentage- 1-Percentage
                                                        Point        Point
                                                      Increase      Decrease
                                                    ------------- ------------
                                                          (in thousands)
   Effect on the total of service cost and
    interest cost components in fiscal 1999.......       $11          $ (3)
   Effect on the postretirement benefit obligation
    as of March 26, 1999..........................       $37          $(24)

  The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $173,000, $982,000 and $1,058,000 as of March 28, 1997, March 27, 1998 and March 26, 1999,
respectively.

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

                                                                     Weighted
                                                                     Average
   Stock Option Plan                                      Shares  Exercise Price
   -----------------                                      ------- --------------
   Outstanding at March 29, 1996.........................     --      $  --
     Granted............................................. 432,000      11.90
                                                          -------     ------
   Outstanding at March 28, 1997......................... 432,000      11.90
     Granted............................................. 232,000      17.13
     Exercised...........................................  47,250      10.72
     Expired.............................................  28,500      13.22
                                                          -------     ------
   Outstanding at March 27, 1998......................... 588,250      13.99
     Granted............................................. 390,000      19.30
     Exercised........................................... 168,525      14.76
     Expired.............................................  10,250       9.16
                                                          -------     ------
   Outstanding at March 26, 1999......................... 799,475     $16.36
                                                          =======     ======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The following tabulation summarizes certain information concerning outstanding and exercisable options at March 28, 1997, March 27, 1998 and March 26, 1999:

                                                          Price Range
                                                -------------------------------
                                                        $ 12.00-
                                                 $9.00  $ 20.00 $20.375 $24.13
                                                ------- ------- ------- -------
Outstanding options as of March 28, 1997:
  Number outstanding........................... 220,000 212,000     --      --
  Weighted average exercise price.............. $  9.00 $ 14.90     --      --
  Weighted average remaining contractual life
   in years....................................     9.2     9.3

Exercisable options:
  Number exercisable...........................  20,000  45,000     --      --
  Weighted average exercise price.............. $  9.00 $ 12.69     --      --

Outstanding options as of March 27, 1998:
  Number outstanding........................... 187,750 333,500  67,000     --
  Weighted average exercise price.............. $  9.00 $ 15.23 $20.375     --
  Weighted average remaining contractual life
   in years....................................     8.2     8.3     9.4     --

Exercisable options:
  Number exercisable...........................  67,500  57,125     --      --
  Weighted average exercise price.............. $  9.00 $ 14.71 $20.375     --

Outstanding options as of March 26, 1999:
  Number outstanding........................... 150,600 436,875  67,000 145,000
  Weighted average exercise price.............. $  9.00 $ 15.75 $20.375 $ 24.13
  Weighted average remaining contractual life
   in years....................................     7.2     7.6     8.4     9.1

Exercisable options:
  Number exercisable...........................  75,300 125,744  16,750     --
  Weighted average exercise price.............. $  9.00 $ 15.61 $20.375     --

  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                   March 28, March 27, March 26,
                                                     1997      1998      1999
                                                   --------- --------- ---------
                                                       (In thousands, except
                                                        per share amounts)
   Pro forma:
     Net income...................................  $9,888    $13,855   $17,009
     Net income per share:
       Basic......................................  $  .87    $  1.00   $  1.01
       Diluted....................................  $  .86    $   .98   $  1.01

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The effects of applying SFAS No. 123 for purposes of determining pro forma net income and net income per share are not likely to be representative of the effects on reported net income for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                   March 28, March 27, March 26,
                                                     1997      1998      1999
                                                   --------- --------- ---------
   Risk free interest rate........................   6.52%     5.58%     5.89%
   Expected life in years.........................      4         4         4
   Expected volatility............................   26.8%     25.5%     31.6%
   Expected dividend yield........................   0.00%     0.00%     0.00%

12. Commitments and Contingencies

  The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

  Future minimum lease payments, under noncancelable operating leases with initial terms of one year or more, are approximately as follows at March 26, 1999:

                                                       Related           Total
                                                        Party          Operating
                                                       Leases   Other   Leases
                                                       ------- ------- ---------
                                                            (in thousands)
   2000............................................... $1,729  $ 9,794  $11,523
   2001...............................................  1,660    7,660    9,320
   2002...............................................  1,649    5,461    7,110
   2003...............................................  1,652    3,659    5,311
   2004...............................................  1,329    2,483    3,812
   Thereafter.........................................  1,231    1,130    2,361
                                                       ------  -------  -------
   Total minimum rental payments...................... $9,250  $30,187  $39,437
                                                       ======  =======  =======

  Total rent expense amounted to $6,217,000, $7,054,000 and $10,695,000 for fiscal 1997, 1998 and 1999, respectively, exclusive of the Company's obligation for property taxes and insurance. Certain leases contain provisions for rent escalation that is being amortized on a straight-line basis over the lives of the leases.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

13. Non-Recurring Expenses

  During fiscal 1999, the Company expensed approximately $1.8 million of non-recurring expenses. These expenses relate to an approximately $700,000 write-off of an abandoned computer project, approximately $650,000 related to costs incurred to consolidate duplicate warehouse facilities and approximately $450,000 related to severance payments.

  During fiscal 1998, the Company expensed $442,000 of costs related to the Inteuro and Car Body mergers, consisting primarily of legal, accounting and regulatory fees. Additionally, the Company incurred approximately $705,000 of costs related to severage payments to its former Chairman and Chief Executive Officer.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

14. Quarterly Results of Operations (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended March 27, 1998 and March 26, 1999.

                                                    Quarter Ended
                                      -----------------------------------------
                                      June 27 September 26 December 26 March 27
                                      ------- ------------ ----------- --------
                                      (In thousands, except per share amounts)
   1998:
   Net Sales......................... $62,745   $63,396      $66,247   $71,414
   Gross Profit......................  26,504    27,423       29,244    30,776
   Non-recurring expenses............     705       --           323       119
   Net Income........................   3,253     3,924        3,691     3,365
   Net Income Per Share--Basic.......    0.28      0.27         0.25      0.23
   Net Income Per Share--Diluted.....    0.27      0.27         0.25      0.23

                                                    Quarter Ended
                                      -----------------------------------------
                                      June 26 September 25 December 25 March 26
                                      ------- ------------ ----------- --------
                                      (In thousands, except per share amounts)
   1999:
   Net Sales......................... $69,872   $81,438      $84,017   $96,720
   Gross Profit......................  30,338    35,034       36,958    43,567
   Non-recurring expenses............     --        402          103     1,309
   Net Income........................   3,860     4,082        4,952     4,871
   Net Income Per Share--Basic.......    0.26      0.23         0.28      0.28
   Net Income Per Share--Diluted.....    0.26      0.23         0.28      0.28

  Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the directors and executive officers of the Company.

                                                                       Years
                                                                      Employed
              Name            Age             Position               by Company
              ----            ---             --------               ----------
   Ronald G. Brown........... 62  Chairman of the Board                  31(1)

   Charles J. Hogarty........ 58  President, Chief Executive
                                   Officer and Director                  38

   Kim D. Wood............... 43  Vice President and President and
                                   Chief Operating Officer of
                                   North Star                            17(1)

   John M. Palumbo........... 43  Vice President, Treasurer, and
                                   Chief Financial Officer                3

   Christopher Northup....... 39  Vice President--Sales and
                                   Marketing                             16

   James C. Lockwood......... 61  Vice President--General Counsel
                                   and Secretary                          2

   Timothy C. McQuay (2)(3).. 47  Director                               --

   Al A. Ronco (2)........... 63  Director                               --

   George E. Seebart (2)(3).. 70  Director                               --

   Keith M. Thompson (3)..... 59  Director                               --

--------
(1) Includes years of service at North Star.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

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

  JAMES C. LOCKWOOD joined the Company in April 1997 and was appointed Vice President--General Counsel and Secretary in May 1997. From July 1985 until he joined the Company in April 1997, Mr. Lockwood was a member of the law firm of Troy & Gould Professional Corporation. In November 1998, Mr. Lockwood became of counsel to the law firm of Weissmann, Wolff, Bergman, Coleman & Silverman, LLP, located in Beverly Hills, California.

  TIMOTHY C. MCQUAY was appointed a director of the Company upon the completion of its initial public offering in June 1996. Mr. McQuay joined A.G. Edwards & Sons, Inc. as a Senior member of its Investment Banking Department in July 1997, where he is currently a Managing Director. From October 1994 to July 1997, he was Managing Director--Corporate Finance with Crowell, Weedon & Co. From May 1993 to October 1994, Mr. McQuay was Vice President, Corporate Development with Kerr Group, Inc., a NYSE-listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay was Managing Director--Merchant Banking with Union Bank. Mr. McQuay is a director of Meade Instruments Corp., a publicly-held company.

  AL A. RONCO served as the Executive Vice President and Secretary of the Company from 1987 until he retired in August 1998. From his joining the Company in 1959 until 1987, Mr. Ronco held various positions, including salesman, production manager, general manager and regional manager. Mr. Ronco has been a director of the Company since 1987.

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

  KEITH M. THOMPSON was the President and Chief Executive Officer of Republic Automotive Parts, Inc. ("Republic") from 1986 until he resigned on November 30, 1998. Republic was acquired by the Company in June 1998. Mr. Thompson was elected a director of the Company in March 1999. Mr. Thompson is also a director of Acklands Limited, a Canadian automotive parts and industrial supplies distributor, and Sirrom Capital Corporation, an investment company.

  Pursuant to the North Star Merger, certain shareholders of the Company, including Charles J. Hogarty, Al A. Ronco and John M. Palumbo, agreed to vote all shares held by them to maintain Ronald G. Brown as a director of the Company.

  All directors are elected annually and serve until the next annual meeting of shareholders or until their successors have been elected and qualified. All officers are appointed by and serve at the discretion of the Board of Directors, subject to employment agreements, where applicable. There are no family relationships between any directors or officers of the Company.

  The Board of Directors has established an Audit Committee, whose members are Messrs. McQuay, Ronco and Seebart and a Compensation Committee whose members are Messrs. McQuay, Seebart and Thompson.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements:

  See the Index to Item 8 above.

  (a)(2) Financial Statement Schedule:

  See (d) below.

  (a)(3) Exhibits:

  The following exhibits are filed herewith or incorporated by reference herein:

 Exhibit No.                            Description
 -----------                            -----------
 3.1(2)      Amended and Restated Bylaws of the Registrant. [3.4]*

 3.1.1(4)    Amendment to Amended and Restated Bylaws of the Registrant.
             [3.1.1]*

 3.1.2       Amendment to Amended and Restated Bylaws of the Registrant.

 3.2(2)      Restated Articles of Incorporation of the Registrant. [3.5]*

 3.2.1(8)    Amendment to Restated Articles of Incorporation of Registrant.
             [3.2.1]*

 3.2.2       Amendment to Restated Articles of Incorporation of Registrant.

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

 10.12(1)    The Registrant's Employee Defined Benefit Pension Plan, as
              amended. [10.11]*

 10.13(1)    The Registrant's Employee Stock Ownership Plan, as amended.
              [10.12]*

 10.14(1)    Lease Agreement, dated January 5, 1995, between V-JAC Properties,
              Ltd. and the Registrant. [10.14]*

 10.15(1)    Lease Agreement, dated January 5, 1995, between B-J Properties,
              Ltd. and the Registrant. [10.15]*

 10.16(1)    Lease and Option Agreement, dated April 1, 1995, between Benton
              Real Properties, Inc. and the Registrant. [10.16]*

 Exhibit No.                             Description
 -----------                             -----------
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

 10.23(3)    Credit Agreement dated March 25, 1997 between the Registrant and
              Mellon Bank, N.A. [10.38]*

 10.24(7)    Amendment No. 1 to Credit Agreement between the Registrant and
              Mellon Bank, N.A.

 10.25(7)    Amendment No. 2 to Credit Agreement between the Registrant and
              Mellon Bank, N.A.

 10.25       Amendment No. 3 to Credit Agreement between the Registrant and
              Mellon Bank, N.A.

 10.26       Amendment No. 4 to Credit Agreement between the Registrant and
              Mellon Bank, N.A.

 10.27(3)    Agreement and Plan of Merger among the Registrant, North Star
              Merger, Inc., North Star Plating Company, Ronald G. Brown and Kim
              D. Wood dated December 6, 1996. [2.1]*

 10.28(4)    Resignation Agreement and General Release effective as of May 23,
              1997 between the Registrant and Virgil K. Benton II. [10.40]*

 10.29(4)    Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

 10.30(4)    Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

 10.31(4)    Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star.
              [10.43]*

 10.32(4)    Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

 10.33(6)    Agreement and Plan of Merger dated as of November 14, 1997 by and among Registrant, Inteuro Merger, Inc., Inteuro Parts
              Distributors, Inc., Leon Schigiel and Joseph Bick [10.45]

 10.34(5)    Agreement and Plan of Merger dated February 17, 1998 among
              Registrant, KAI Merger, Inc. and Republic Automotive Parts, Inc.

 10.35(9)    Stock Acquisition Agreement dated August 3, 1998 by and among the
              Registrant, Republic Automotive Parts, Inc., Republic Automotive
              Parts Distribution, Inc. and General Parts, Inc. [2.1]*

 21.1        Subsidiaries.

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

(8) Filed as an exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.

(9) Filed as an exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on September 14, 1998.

  (b) Reports on Form 8-K:

  There were no reports on Form 8-K filed during the last quarter of the fiscal year ended March 26, 1999.

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

                         KEYSTONE AUTOMOTIVE INDUSTRIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                         Additions
                                   ---------------------
                        Balance at Charged to Charged to
                        Beginning  Costs and    Other               Balance at
      Description        of Year    Expenses   Accounts  Deductions End of Year
      -----------       ---------- ---------- ---------- ---------- -----------
Year ended March 28,
 1997
  Allowance for
   uncollectible
   accounts............    $440       $747       $--        $455       $732
Year ended March 27,
 1998
  Allowance for
   uncollectible
   accounts............    $732       $372       $--        $511       $593
Year ended March 26,
 1999
  Allowance for
   uncollectible
   accounts............    $593       $601       $249       $481       $962

--------
(1)Uncollectible accounts written off, net of recoveries.

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to
                         Beginning  Costs and    Other               Balance at
      Description         of Year    Expenses   Accounts  Deductions End of Year
      -----------        ---------- ---------- ---------- ---------- -----------
Year ended March 28,
 1997
  Allowance for slow-
   moving inventory.....   $  495      $322       $--        $307      $  510
Year ended March 27,
 1998
  Allowance for slow-
   moving inventory.....   $  510      $495       $629       $444      $1,190
Year ended March 26,
 1999
  Allowance for slow-
   moving inventory.....   $1,190      $251       $156       $ 75      $1,522

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

Dated: June 22, 1999

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ Charles J. Hogarty          President, Chief Executive     June 22, 1999
____________________________________  Officer and Director
         Charles J. Hogarty

      /s/ John M. Palumbo            Vice President and Treasurer   June 22, 1999
____________________________________  (Principal Financial and
          John M. Palumbo             Accounting Officer)

      /s/ Ronald G. Brown            Director                       June 22, 1999
____________________________________
          Ronald G. Brown

     /s/ Timothy C. McQuay           Director                       June 22, 1999
____________________________________
         Timothy C. McQuay

        /s/ Al A. Ronco              Director                       June 22, 1999
____________________________________
            Al A. Ronco

     /s/ George E. Seebart           Director                       June 22, 1999
____________________________________
         George E. Seebart

                                     Director
____________________________________
         Keith M. Thompson