Form 10-Q
period 1999-07-02
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1999-08-16
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended:  July 2, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
              For the Transition period from ________ to ________

                        Commission file number 0-28568

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)


     California                                                     95-2920557
--------------------                                           ---------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   700 East Bonita Avenue, Pomona, CA 91767
              (Address of principal executive offices) (Zip Code)

                                (909) 624-8041
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock, no par value, at July 2, 1999 was 16,525,000 shares.

This Form 10-Q contains 14 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.           FINANCIAL INFORMATION                                                                Page Number
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                               3

                  July 2, 1999 (unaudited) and March 26, 1999


         Condensed Consolidated Statements of Income                                                         4

                  Fourteen weeks ended July 2, 1999 (unaudited) and thirteen weeks ended June 26, 1998 (unaudited)


         Condensed Consolidated Statements of Cash Flows                                                     5

                  Fourteen weeks ended July 2, 1999 (unaudited) and thirteen weeks ended June 26, 1998 (unaudited)


         Notes to Condensed Consolidated Financial Statements (unaudited)                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               8

Item 3.  Quantitative and Qualitative Disclosure About Market Risks                                         11


PART II           OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  12

Item 2.  Changes in Securities                                                                              12

Item 3.  Defaults upon Senior Securities                                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                                                12

Item 5.  Other Information                                                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                                                   13

Signatures                                                                                                  14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------
                      Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                              July 2, 1999        March 26, 1999
                                                                                              (Unaudited)             (Note)
                                                                                          ----------------       -----------------
                                   ASSETS
Current Assets:
     Cash and cash equivalents                                                                 $ 6,889               $ 17,784
     Accounts receivable, net of allowance of $1,017 at July 1999 and $962
     at March 1999                                                                              30,467                 30,256
     Inventories, primarily finished goods                                                      76,531                 72,284
     Other current assets                                                                        9,615                 11,557
                                                                                          ----------------       -----------------
         Total current assets                                                                  123,502                131,881

Plant, property and equipment, net                                                              21,513                 19,367
Goodwill, net of accumulated amortization of $1,998 at July 1999 and $1,583 at March 1999       37,157                 36,262
Other intangibles, net of accumulated amortization of $2,420 at July 1999 and $2,167 at          2,511                  1,874
 March 1999
Other assets                                                                                     4,826                  4,710
                                                                                          ----------------       -----------------
   Total Assets                                                                               $189,509               $194,094
                                                                                          ================       =================
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Bankers acceptances                                                                      $     --               $  2,961
     Accounts payable                                                                           14,262                 14,859
     Accrued liabilities                                                                         7,302                  8,531
     Current portion of long-term debt                                                             200                    200
                                                                                          ----------------       -----------------
         Total current liabilities                                                              21,764                 26,551

     Long-term debt, less current portion                                                           50                    100
     Other long-term liabilities                                                                 2,905                  2,679
     Deferred taxes                                                                              1,559                  1,559

Shareholders' Equity:
     Preferred stock, no par value:
         Authorized shares--3,000,000
         None issued and outstanding                                                                --                     --
     Common stock, no par value:
         Authorized shares--50,000,000
         Issued and outstanding shares 16,525,000 at July 1999 and 16,858,000 at March 1999     99,967                105,436
     Additional paid-in capital                                                                  1,223                  1,223
     Retained earnings                                                                          62,568                 57,073
     Accumulated other comprehensive loss                                                         <527>                  <527>
                                                                                          ----------------       -----------------
         Total shareholders' equity                                                            163,231                163,205
                                                                                          ----------------       -----------------
         Total liabilities and shareholders' equity                                           $189,509               $194,094
                                                                                          ================       =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE: The balance sheet at March 26, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                                                            Fourteen               Thirteen
                                                                                           Weeks Ended            Weeks Ended
                                                                                          July 2, 1999           June 26, 1998
                                                                                      -----------------------------------------

            Net sales                                                                       $   101,381             $    69,872
            Cost of sales                                                                        56,475                  39,534
                                                                                      -----------------      ------------------
            Gross profit                                                                         44,906                  30,338

            Operating expenses:
                Selling and distribution expenses                                                28,574                  19,548
                General and administrative                                                        7,657                   4,786
                                                                                      -----------------      ------------------
            Operating income                                                                      8,675                   6,004
            Other income                                                                            686                     440
            Interest (expense)                                                                      (48)                    (11)
                                                                                      -----------------      ------------------
            Income before income taxes                                                            9,313                   6,433
            Income taxes                                                                          3,818                   2,573
                                                                                      -----------------      ------------------
            Net income                                                                      $     5,495             $     3,860
                                                                                      =================      ==================

            Earnings per share:
                Basic                                                                       $      0.33             $      0.26
                                                                                      =================      ==================
                Diluted                                                                     $      0.33             $      0.26
                                                                                      =================      ==================

            Weighted average shares outstanding
                Basic                                                                        16,728,000              14,655,000
                                                                                      =================      ==================
                Diluted                                                                      16,818,000              14,917,000
                                                                                      =================      ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                       Fourteen             Thirteen
                                                                                     Weeks Ended           Weeks Ended
                                                                                     July 2, 1999         June 26, 1998
                                                                                 --------------------------------------
Operating activities
Net income                                                                               $  5,495               $ 3,860
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                               1,831                 1,096
Provision for losses on uncollectible accounts                                                 33                    73
Provision for losses on inventory                                                              90                    --
Loss/(gain) on sale of assets                                                                  20                   (31)
Changes in operating assets and liabilities:
     Accounts receivable                                                                      809                   825
     Inventories                                                                           (2,909)               (2,557)
     Other assets                                                                           1,459                 1,079
     Accounts payable                                                                        (597)                  572
     Accrued liabilities                                                                   (1,003)                2,448
                                                                                 ----------------      ----------------
Net cash provided by operating activities                                                   5,228                 7,365

Investing activities
Proceeds from sale of assets                                                                   24                    43
Purchases of property, plant and equipment                                                 (2,007)               (1,177)
Cash paid for acquisitions                                                                 (5,660)                   --
                                                                                 ----------------      ----------------
Net cash used in investing activities                                                      (7,643)               (1,134)

Financing activities
Bankers acceptances and other short-term debt, net                                         (2,961)                   22
Principal payments on long-term debt                                                          (50)                 (175)
Repurchases of common stock                                                                (5,543)                   --
Net proceeds on option exercise                                                                74                   391
                                                                                 ----------------      ----------------
Net cash (used in) provided by financing activities                                        (8,480)                  238
                                                                                 ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                                      (10,895)                6,469

Cash and cash equivalents at beginning of period                                           17,784                10,859
                                                                                 ----------------      ----------------
Cash and cash equivalents at end of period                                               $  6,889               $17,328
                                                                                 ================      ================

Supplemental disclosures
     Interest paid during the period                                                     $     47               $    14
     Income taxes paid during the period                                                 $    369               $ 1,410
                                                                                 ================      ================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                                 July 2, 1999


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 14 week period ended July 2, 1999 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended March 26, 1999, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.


2.   Fiscal Year

     The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The quarters ended July 2, 1999 and June 26, 1998 included fourteen and thirteen week periods, respectively.


3.   Income Taxes

     The income tax provision for interim periods is based on an estimated effective annual income tax rate.


4.   New Accounting Standards

     In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. The Company adopted SOP 98-1 effective March 27, 1999. There has been no significant impact on the current condensed consolidated financial statements due to the adoption of SOP 98-1.


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

     In addition, during fiscal 1999, subsequent to the Republic acquisition, Keystone acquired six other companies for approximately $17.8 million cash, $1.8 million in stock and a note payable of $150,000. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $9.9 million and has been recorded as goodwill and is being amortized over 15 to 20 years. The results of operations of the Company include the results of the acquired companies from the date of acquisition.

     During the 14 week period ended July 2, 1999, Keystone acquired two companies for approximately $5.7 million in cash. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $942,000 and has been recorded as goodwill and is being amortized over 15 years. The unaudited pro forma results for fiscal 1999 and 2000, assuming these two acquisitions had been made at the beginning of fiscal 1999 or 2000, would not be materially different from the results presented above.


6.   Shareholders Equity

     In September 1998, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares are retired and treated as authorized but unissued shares. At March 26, 1999, the Company had repurchased approximately 1,009,000 shares of its common stock at an average cost of $18.67 per share.

    In March 1999, the Board of Directors authorized the Company to purchase an additional 1,000,000 shares of its common stock and in August 1999, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its common stock. Repurchased shares are retired and treated as authorized but unissued shares. At August 10, 1999, the Company had cumulatively repurchased approximately 1,845,000 shares of its common stock at an average cost of $17.86 per share.

                       KEYSTONE AUTOMOTIVE INDUSTRIES, INC.




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

General
-------

     The results of operations for the quarter ended July 2, 1999 (the "1999 Quarter") reflect a 14 week period whereas the comparable quarter in the prior fiscal year (the "1998 Quarter") reflects a 13 week period. Consequently, comparisons of these results may not be meaningful.

     In addition, the results of operations for the 1999 Quarter include the results with respect to the nine acquisitions completed subsequent to the 1998 Quarter accounted for as "purchases," whereas the 1998 Quarter would not include any results of operations for those acquired entities. Such acquisitions include the acquisition of Republic completed on June 27, 1998, the acquisition of the Midwest Bumper group of companies effective for financial statement purposes on January 4, 1999 and the acquisition of the Nordan Products group of companies effective May 10, 1999.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations
---------------------

     The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                      Fourteen         Thirteen
                                                    Weeks Ended       Weeks Ended
                                                    July 2, 1999     June 26, 1998
                                                  --------------------------------
Net sales                                                 100.0%           100.0%
Cost of sales                                              55.7             56.6
                                                          -----            -----
Gross profit                                               44.3             43.4
Selling and distribution expenses                          28.2             28.0
General and administrative expenses                         7.6              6.8
Other income                                                0.7              0.6
Interest (expense)                                         (0.0)            (0.0)
                                                          -----            -----
Income before income taxes                                  9.2              9.2
Income taxes                                                3.8              3.7
                                                          -----            -----
Net income                                                  5.4%             5.5%
                                                          =====            =====

Fourteen weeks ended July 2, 1999 compared to thirteen weeks ended June 26,
---------------------------------------------------------------------------
1998.
-----

     Net sales were $101.4 million for the quarter ended July 2, 1999 (the "1999 Quarter") compared to $69.9 million for the quarter ended June 26, 1998 (the "1998 Quarter"), an increase of $31.5 million or 45.1%. This increase was due in part to the 14 week period in the 1999 Quarter as compared to 13 weeks in the 1998 Quarter as well as to an increase of $16.5 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $10.6 million in sales of new and recycled bumpers and an increase of $3.2 million in sales of paint and related materials, which increases represent increases of approximately 58%, 48% and 26%, respectively, over the 1998 Quarter. These increases were attributable primarily to an increase in the number of service centers in operation due to acquisitions and an increase in unit volume and price increases in certain parts of the country. In addition, the Company sold approximately $5.7 million of remanufactured alloy wheels in the 1999 Quarter compared to $3.8 in the prior year period, an increase of 50%.

     Gross profit increased in the 1999 Quarter to $44.9 million (44.3% of net sales) from $30.3 million (43.4% of net sales) in the 1998 Quarter, an increase of 48%, primarily as a result of the increase in net sales. The Company's increase in gross profits as a percentage of net sales in the 1999 Quarter reflects the continued fluctuation in cost of sales, generally because of factors such as lower product costs, product mix and competition.

     Selling and distribution expenses increased to $28.6 million (28.2% of net sales) in the 1999 Quarter from $19.5 million (28.0% of net sales) in the 1998 Quarter, an increase of 46.2%. The increase in these expenses as a percentage of net sales was generally the result of acquisitions.

     General and administrative expenses increased to $7.7 million (7.6% of net sales) in the 1999 Quarter from $4.8 million (6.8% of net sales) in the 1998
Quarter, an increase of 60%.   The increase in these expenses as a percentage of
net sales was generally the result of acquisitions, including, but not limited to, an increase in the amounts of amortization of goodwill and covenants not to compete.

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


Liquidity and Capital Resources

  The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and acquisitions. At July 2, 1999, working capital was $101.7 million compared to $105.3 million at March 26, 1999. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

  The Company has in place a revolving line of credit with its commercial lender that provides for a $25 million unsecured credit facility that expires in September 1999. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At August 1, 1999, $1.0 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in a loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of July 2, 1999 and as of the date of the filing of this Quarterly Report.

  During fiscal 1999, the Company initiated a stock repurchase program, pursuant to which it repurchased approximately 1.0 million shares of its Common Stock for approximately $18.8 million, or an average of $18.67 per share. In March 1999, the Board of Directors authorized the repurchase of an additional 1,000,000 shares and in August 1999 an additional 500,000 shares, bringing to 2,500,000 the total share repurchase program. During the quarter ended July 2, 1999, the Company repurchased 342,000 shares for $5.5 million, or an average of $16.21 per share. From the beginning of the stock repurchase program through August 10, 1999, the Company had repurchased an aggregate of 1,845,000 shares for $33.0 million, or an average of $17.86 per share.

  During the 1999 Quarter, the Company's cash and cash equivalents decreased by $10.9 million. This decrease is the result of an increase in cash provided by operating activities of $5.2 million from a variety of sources, primarily net income, which was more than offset by decreases in (i) cash used in investing activities of $7.6 million, primarily related to the consummation of acquisitions for cash and the purchase of property, plant and equipment, and
(ii) cash used in financing activities of $8.5 million, primarily as a result of the repurchase of shares of the Company's Common Stock and the paydown of bankers acceptances.

  While the Company believes that consolidation among independent distributors of aftermarket collision parts continues to create opportunities for the Company to acquire service centers in new and existing markets, the Company anticipates that the aggregate revenues of business which may be acquired during the current fiscal year will be less than during each of the last two fiscal years. The Company intends to continue exploring acquisition opportunities that may arise from time to time. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock or paying cash obtained from (i) operations, (ii) proceeds from public offerings of its Common Stock or (iii) advances drawn under its credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, future issuances of equity securities, will result in dilution to the shareholders of the Company. See the Cautionary Statements set forth in the Company's Form 10-K Annual Report for the year ended March 26, 1999 for a discussion of risks relating to the Company's acquisition program.

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


New Accounting Standards

  In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use," was issued, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over its estimated useful life. The Company adopted SOP 98-1 effective March 27, 1999. See Note 4 to the Condensed Consolidated Financial Statements above.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 2.   Changes in Securities and Use of Proceeds.   None
          ------------------------------------------

Item 3.   Defaults Upon Senior Securities.   None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. None
          ---------------------------------------------------

Item 5.   Other Information.
          -----------------

          a. Management Information Systems and Year 2000 Issue. In January 1998, the Company purchased a comprehensive enterprise software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. In October 1998, the Company entered into an agreement with a new vendor for the purchase of a new software package to be
installed on an enterprise basis.   To date, the Company has expended an
aggregate of approximately $3.4 million on hardware and software relating to the installation of a new enterprise software package and estimates that it will spend an additional $1.8 million over the next 24 months to complete the installation and to make the system fully operational. As the Company is still in the initial phases of the implementation and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital or from cash flow from operations.

          At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns, will be installed and operating company-wide in approximately 24 months. Because this installation will not be operational in time to address the Year 2000 issues, the Company has engaged consultants to modify its various operating systems and it expects to have all systems Year 2000 compliant by the end of October 1999, at a cost which the Company estimates to be less than $300,000. Because of the uncertainties involved, there can be no assurance that the modifications will be completed on time, that they will be effective in addressing all the Year 2000 issues or that the costs will not exceed estimates. A failure of the modification program could have a material adverse impact on the Company and its operations.

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

          The costs of the projects described above, and the date on which the Company believes it will complete the Year 2000 modifications, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

          The Williamson County Court certified a near-nationwide class on an ex parte basis on the date the lawsuit was filed. Subsequently, after a hearing on December 5, 1997, the Circuit Court again certified a national class, consisting of all persons in the United States (except residents of Arkansas and Tennessee) insured by a State Farm vehicle casualty insurance policy who had non-OEM crash parts installed on their vehicles (or were compensated based upon the cost of these non-OEM crash parts). In December 1997, State Farm petitioned the Illinois Supreme Court, for an order that the certification violated State Farm's due process rights and infringed the sovereignty of other states. The petition was neither granted nor denied. Again in February 1998, State Farm filed a petition with the Illinois Supreme Court which was denied without comment on March 24, 1998. In June 1998, State Farm filed a petition for a writ of certiorari with the United States Supreme Court on various constitutional grounds, unrelated to the breach of contract issue. State Farm's petition was supported by nine amicus briefs, including briefs filed by four public interest groups -- Public Citizen, the Center for Auto Safety, the Consumer Federation of America and the Massachusetts Public Interest Research Group. The petition was denied. A trial on the merits commenced on August 10, 1999.

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



                              KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         By:   /S/ John M. Palumbo
                               -------------------
                              John M. Palumbo
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                               and Accounting Officer)

     Date:  August 16, 1999