Form 10-Q
period 1999-10-01
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 1999-11-15
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
                For the quarterly period ended: October 1, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
              For the Transition period from ________ to ________

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

The number of shares outstanding of the registrant's Common Stock, no par value, at October 1, 1999 was 15,642,000 shares.

This Form 10-Q contains 14 pages.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.     FINANCIAL INFORMATION                                                        Page Number
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                 3

            October 1, 1999 (unaudited) and March 26, 1999

         Condensed Consolidated Statements of Income                                           4

            Thirteen weeks (unaudited) and twenty-seven weeks ended
            October 1, 1999 (unaudited)
            Thirteen weeks (unaudited) and twenty-six weeks ended September
            25, 1998 (unaudited)

         Condensed Consolidated Statements of Cash Flows                                       5

            Twenty-seven weeks ended October 1, 1999 (unaudited) and twenty-six weeks ended September 25, 1998 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results               8
         of Operations
Item 3.  Quantitative and Qualitative Disclosure About Market Risks                           11

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    12

Item 2.  Changes in Securities                                                                12

Item 3.  Defaults upon Senior Securities                                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                                  12

Item 5.  Other Information                                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                                     13

Signatures                                                                                    14

                      Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                                October 1,              March 26,
                                                                                                  1999                    1999
                                                                                               (Unaudited)               (Note)
                                                                                               -----------             -----------
                                                  ASSETS
Current Assets:
     Cash and cash equivalents                                                                   $  6,363                 $ 17,784
     Accounts receivable, net of allowance of $1,191 at October 1999 and $962
     at March 1999                                                                                 30,321                   30,256
     Inventories, primarily finished goods                                                         82,323                   72,284
     Other current assets                                                                           9,305                   11,557
                                                                                               -----------             -----------
       Total current assets                                                                       128,312                  131,881

Plant, property and equipment, net                                                                 22,133                   19,367
Goodwill, net of accumulated amortization of $2,402 at October 1999 and $1,583 at March 1999       37,493                   36,262
Other intangibles, net of accumulated amortization of $2,701 at  October 1999 and $2,167 at         2,950                    1,874
 March 1999
Other assets                                                                                        4,205                    4,710
                                                                                               -----------             -----------
     Total Assets                                                                                $195,093                 $194,094
                                                                                               ===========             ===========
                               LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Credit Facility                                                                             $  8,000                 $     --
     Bankers acceptances                                                                               --                    2,961
     Accounts payable                                                                              17,728                   14,859
     Accrued liabilities                                                                            7,610                    8,531
     Current portion of long-term debt                                                                182                      200
                                                                                               -----------             -----------
       Total current liabilities                                                                   33,520                   26,551

     Long-term debt, less current portion                                                             164                      100
     Other long-term liabilities                                                                    2,757                    2,679
     Deferred taxes                                                                                 1,559                    1,559

Shareholders' Equity:
     Preferred stock, no par value:
       Authorized shares--3,000,000
       None issued and outstanding                                                                     --                       --
     Common stock, no par value:
       Authorized shares--50,000,000
       Issued and outstanding shares 15,642,000 at October 1999 and 16,858,000 at March 1999       90,640                  105,436
     Additional paid-in capital                                                                     1,223                    1,223
     Retained earnings                                                                             65,757                   57,073
     Accumulated other comprehensive loss                                                            (527)                    (527)
                                                                                               -----------             -----------
       Total shareholders' equity                                                                 157,093                  163,205
                                                                                               -----------             -----------
       Total liabilities and shareholders' equity                                                $195,093                 $194,094
                                                                                               ===========             ===========

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

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
                     (In thousands, except share amounts)
                                  (Unaudited)

                                             Thirteen             Thirteen              Twenty-seven            Twenty-six
                                           Weeks Ended           Weeks Ended             Weeks Ended            Weeks Ended
                                         October 1, 1999        September 25,          October 1, 1999         September 25,
                                                                    1998                                           1998
                                         -----------------------------------------------------------------------------------
Net sales                                  $    92,501           $    81,438             $   193,882           $   151,310

Cost of sales                                   53,218                46,404                 109,693                85,938

                                           -----------           -----------             -----------           -----------
Gross profit                                    39,283                35,034                  84,189                65,372

Operating expenses:

   Selling and distribution expenses            26,848                22,264                  55,422                41,812

   General and administrative                    7,566                 6,341                  15,223                11,127

   Service Center Consolidation Costs              ---                   402                     ---                   402

                                           -----------           -----------             -----------           -----------
Operating income                                 4,869                 6,027                  13,544                12,031

Other income                                       633                   742                   1,319                 1,182

Interest expense, net                              (93)                  (12)                   (141)                  (23)

                                           -----------           -----------             -----------           -----------
Income before income taxes                       5,409                 6,757                  14,722                13,190

Income taxes                                     2,218                 2,675                   6,036                 5,248

                                           -----------           -----------             -----------           -----------
Net income                                 $     3,191           $     4,082             $     8,686           $     7,942
                                           ===========           ===========             ===========           ===========

Earnings per share:

   Basic                                   $      0.20           $      0.23             $      0.53           $      0.49

                                           ===========           ===========             ===========           ===========
   Diluted                                 $      0.20           $      0.23             $      0.53           $      0.49
                                           ===========           ===========             ===========           ===========

Weighted average shares outstanding:

   Basic                                    16,117,000            17,587,000              16,435,000            16,113,000

                                           ===========           ===========             ===========           ===========
   Diluted                                  16,219,000            17,797,000              16,520,000            16,363,000
                                           ===========           ===========             ===========           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                          Twenty-Seven        Twenty-Six Weeks
                                                                                           Weeks Ended         Ended September
                                                                                       October 1, 1999             25, 1998
                                                                                       ----------------------------------------
Operating activities
Net income                                                                                 $  8,686                 $  7,942
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                                 3,597                    2,217
Deferred taxes                                                                                   --                     (230)
Provision for losses on uncollectible accounts                                                  207                      233
Provision for losses on inventory                                                               339                       --
Loss on sale of assets                                                                           24                       --
Changes in operating assets and liabilities:
     Accounts receivable                                                                      1,024                    1,028
     Inventories                                                                             (8,255)                   2,217
     Other assets                                                                             1,929                   (9,579)
     Accounts payable and accrued liabilities                                                 2,026                   (2,552)
                                                                                           --------                 --------
Net cash provided by (used in) operating activities                                           9,577                    1,276

Investing activities
Proceeds from sale of assets                                                                     48                   50,001
Purchases of property, plant and equipment                                                   (3,585)                  (1,327)
Cash paid for acquisitions                                                                   (7,748)                  (2,650)
                                                                                           --------                 --------
Net cash provided by (used in) investing activities                                         (11,285)                  46,024

Financing activities
Borrowings on credit facility                                                                 8,000                       --
Bankers acceptances and other short-term debt, net                                           (2,961)                      77
Principal borrowings (payments) on long-term debt                                                46                  (19,477)
Repurchases of common stock                                                                 (14,899)                      --
Net proceeds on option exercise                                                                 101                      421
                                                                                           --------                 --------
Net cash used in financing activities                                                        (9,713)                 (18,979)
                                                                                           --------                 --------

Net (decrease) increase in cash and cash equivalents                                        (11,421)                  28,321

Cash and cash equivalents at beginning of period                                             17,784                   10,858
Cash from Republic stock acquisition                                                             --                    5,365
Cash and cash equivalents at end of period                                                 $  6,363                 $ 44,544
                                                                                           ========                 ========

Supplemental disclosures
     Interest paid during the period                                                       $    137                 $    184
     Income taxes paid during the period                                                   $  6,938                 $  3,208
                                                                                           ========                 ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)
                                October 1, 1999


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 27 week period ended October 1, 1999 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended March 26, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.


2.   Fiscal Year

     The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The six month periods ended October 1, 1999 and September 25, 1998 included 27 and 26 week periods, respectively


3.   Income Taxes

     The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.   Financing Arrangements

     The Company maintains a revolving line of credit with a commercial lender that provides a $30,000,000 unsecured credit facility that expires, as amended, in September 2000. Initial advances under the revolving line of credit are made with interest at the lender's prime rate; however, at the Company's option, all advances may be converted to LIBOR plus 0.75%-0.875%. The agreement also contains an unused line charge of 0.125%. At October 1, 1999, $8,000,000 was outstanding under the line of credit. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of October 1, 1999.

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

     During the 27 week period ended October 1, 1999, Keystone completed three acquisitions for approximately $7.7 million in cash. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $1.4 million and has been recorded as goodwill and is being amortized over 15 years. The unaudited pro forma results for fiscal 1999 and 2000, assuming these three acquisitions had been made either at the beginning of fiscal 1999 or 2000, would not have been materially different from the results presented above.


6.   Shareholders Equity

     In September 1998 and March 1999, the Board of Directors authorized the Company to purchase up to an aggregate of 2,000,000 shares of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate.

     In July 1999, the Board of Directors authorized the Company to purchase an additional 500,000 shares of its common stock and in October 1999, the Board of Directors authorized the Company to purchase up to an additional $10 million of its Common Stock. At October 1, 1999, the Company had repurchased an aggregate of 1,903,538 shares of its common stock at an average cost of $17.72 per share. From October 2, 1999 through November 12, 1999, the Company repurchased an additional 611,100 shares, bringing the aggregate shares repurchased to 2,514,638 at an average cost of $15.88 per share.

7.   Subsequent Event

     In July 1997, certain individuals (the "plaintiffs") initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("State Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois), which asserts claims for breach of contract, consumer fraud and equitable relief relating to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. While the Company was not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies.

     As a result of the verdict in the State Farm Mutual Automobile Insurance Company (State Farm) class action in October 1999, State Farm, Nationwide Insurance and Farmers Insurance have temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. These suspensions may have a material adverse effect on the Company's revenues and earnings. Because these suspensions occurred very recently, it is difficult for the Company to quantify the extent of the future impact on the Company. If other insurance companies follow suit and institute suspensions, the suspensions would likely have a material adverse effect on to the Company's operations. There can be no assurance as to when, if ever State Farm, Nationwide Insurance or Farmers Insurance will resume specifying parts of the type the Company distributes.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein.

General
-------

     The year-to-date results of operations for the period ended October 1, 1999 reflect a 27 week period whereas the comparable period in the prior fiscal year reflects a 26 week period. Consequently, comparisons of these results may not be meaningful.

     The results of operations for the 27 week period ended October 1, 1999 include the results with respect to eight acquisitions completed subsequent to the September 25, 1998, accounted for as "purchases," whereas the 26 week period ended September 25, 1998 do not include any results of operations for those acquired entities. Such acquisitions include the acquisition of the Midwest Bumper group of companies effective for financial statement purposes on January 4, 1999 and the acquisition of the Nordan Products group of companies effective May 10, 1999. In addition, the results of operations for the 26 week period ended September 25, 1998, include the results for Republic only for the period subsequent to the acquisition (June 27, 1998), whereas the results of operations for the 27 week period ended October 1, 1999 include the results for Republic for the entire period.

      As a result of the verdict in the State Farm Mutual Automobile Insurance Company (State Farm) class action in October 1999, State Farm, Nationwide Insurance and Farmers Insurance have temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. See "Part II-Other Information-Item 5b" below. These suspensions may have a material adverse effect on the Company's revenues and earnings. Because these suspensions occurred very recently, it is difficult for the Company to quantify the extent of the future impact on the Company. If other insurance companies follow suit and institute suspensions, the suspensions would likely have a material adverse effect on to the Company's operations. There can be no assurance as to when, if ever State Farm, Nationwide Insurance or Farmers Insurance will resume specifying parts of the type the Company distributes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations
---------------------

     The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                    Thirteen             Thirteen          Twenty-seven       Twenty-six
                                                 Weeks Ended          Weeks Ended           Weeks Ended      Weeks Ended
                                                  October 1,        September 25,            October 1,    September 25,
                                                        1999                 1998                  1999             1998
                                                 -----------------------------------------------------------------------
Net sales                                              100.0%               100.0%                100.0%           100.0%

Cost of sales                                           57.5                 57.0                  56.6             56.8
                                                       -----                -----                 -----            -----

Gross profit                                            42.5                 43.0                  43.4             43.2

Selling and distribution expenses                       29.0                 27.3                  28.5             27.6

General and administrative expenses                      8.2                  7.8                   7.9              7.4

Service Center consolidation costs                       0.0                  0.5                   0.0              0.3

Other income                                             0.7                  0.9                   0.7              0.8

Interest expense, net                                   (0.1)                 0.0                  (0.1)            (0.0)
                                                       -----                -----                 -----            -----

Income before income taxes                               5.9                  8.3                   7.6              8.7

Income taxes                                             2.4                  3.3                   3.1              3.5
                                                       -----                -----                                  -----

Net income                                               3.5%                 5.0%                  4.5%             5.2%
                                                       =====                =====                 =====            =====

Thirteen weeks Ended October 1, 1999 Compared to Thirteen Weeks Ended September
-------------------------------------------------------------------------------
25, 1998.
---------

     Net sales were $92.5 million for the quarter ended October 1, 1999 (the "1999 Quarter") compared to $81.4 million for the quarter ended September 25, 1998 (the "1998 Quarter"), an increase of $11.1 million or 13.6%. This increase was due to an increase of $4.6 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $4.6 million in sales of new and recycled bumpers and an increase of $1.3 million in sales of paint and related materials, which increases represent increases of approximately 12.8%, 18.4% and 9.9%, respectively, over the 1998 Quarter. These increases were attributable primarily to an increase in the number of service centers in operation due primarily to acquisitions, an increase in unit volume and price increases in certain parts of the country. As a result of the State Farm verdict, the Company anticipates that it may encounter pricing pressure in the next few quarters. In addition, the Company sold approximately $5.3 million of remanufactured alloy wheels in the 1999 Quarter compared to $3.9 in the prior year period, an increase of 38.2%.

     Gross profit increased in the 1999 Quarter to $39.3 million (42.5% of net sales) from $35.0 million (43.0% of net sales) in the 1998 Quarter, an increase of 12.1%, primarily as a result of the increase in net sales. The Company's decrease in gross profits as a percentage of net sales in the 1999 Quarter primarily reflects an increase in freight costs with respect to products shipped from overseas and additional costs related to ramping up bumper recycling operations in multiple locations

     Selling and distribution expenses increased to $26.8 million (29.0% of net sales) in the 1999 Quarter from $22.3 million (27.3% of net sales) in the 1998 Quarter, an increase of 20.6%. The increase in these expenses as a percentage of net sales was generally the result of acquisitions and several new start up operations.

     General and administrative expenses increased to $7.6 million (8.2% of net sales) in the 1999 Quarter from $6.3 million (7.8% of net sales) in the 1998
Quarter, an increase of 19.3%.   The increase in these expenses as a percentage
of net sales was generally the result of acquisitions, including, but not limited to, an increase in the amounts of amortization of goodwill and covenants not to compete, and costs associated with several new start up operations. The Company also expensed approximately $200,000 relating to Y2K compliance costs.

Twenty Seven Weeks Ended October 1, 1999 Compared to Twenty Six Weeks Ended September 25, 1998.

     Net sales were $193.9 million for the twenty seven weeks ended October 1, 1999 (the "99 Six Months") compared to $151.3 million for the twenty six weeks ended September 25, 1998 (the "98 Six Months") an increase of $42.6 million or 28.1%. This increase was made up of increases of $21.1 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts), $15.1 million in sales of new and recycled bumpers and $4.5 million in sales of paint and related materials, which increases represent increases of approximately 32.8%, 32.4% and 17.9%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $11.0 million of manufactured alloy wheels in the 99 Six Months compared to $7.7 million in the 98 Six Months, an increase of 43.8%. Increased net sales were attributable primarily to the increase in the number of service centers in operations as a result of acquisitions, an increase in unit volume, and price increases in certain parts of the country. As a result of the State Farm verdict, the Company anticipates that it may encounter pricing pressure in the next few quarters.

     Gross profit increased in the 99 Six Months to $84.2 million (43.4% of net sales) from $65.4 million (43.2% of net sales) in the 98 Six Months, an increase of 28.8%, primarily as a result of the increase in net sales. While the Company's gross profit margin improved during the 99 Six Months, due in part to the increased purchasing leverage (a direct result of acquisitions), internal growth and the strengthening of the U.S. dollar relative to the Taiwanese dollar, gross margins declined from the first quarter to the second quarter of Fiscal 2000. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, acquisitions, competition and currency exchange rates.

     Selling and distribution expenses increased to $55.4 million (28.6% of net sales) in the 99 Six Months from $41.8 million (27.6% of sales) in the 98 Six Months, an increase of 32.6%. The increase in these expenses as a percentage of net sales was due in part to certain costs associated with consolidating and assimilating acquisitions and several new start up operations.

     General and administrative expenses increased to $15.2 million (7.9% of net sales) in the 99 Six Months from $11.1 million (7.4% of net sales) in the 98 Six Months, an increase of 36.8%. The increase in these expenses as a percentage of net sales was primarily the result of acquisitions, costs associated with several new start up operations and Y2K compliance costs.

     As a result of the above factors, net income increased to $8.7 million (4.5% of net sales) in the 99 Six Months from $7.9 million (5.2% of net sales) in the 98 Six Months. The decrease in net income as a percentage of net sales was primarily the result of an increase in selling and distribution expenses.

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


Liquidity and Capital Resources

     The Company's primary need for funds has been to finance the growth of inventory, acquisitions and the stock buy-back program. At October 1, 1999, working capital was $94.8 million compared to $105.3 million at March 26, 1999. The decrease in working capital was primarily the result of a decrease in cash and an increase in the outstanding indebtedness under the Company's credit facility. The cash and borrowings were used to finance the repurchase of the Company's Common Stock, to complete acquisitions and to finance the increase in inventory. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit. The decrease in shareholders' equity from $163.2 million at March 26, 1999 to $157.1 million at October 1, 1999 was the result of the Company's repurchasing and retiring shares of its Common Stock.

     The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in September 2000. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At October 1, 1999, $8.0 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in a loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of October 1, 1999 and as of the date of the filing of this Quarterly Report.

     During fiscal 1999, the Company initiated a stock repurchase program, which has been increased by the Board of Directors. From the beginning of the stock repurchase program through November 12, 1999, the Company had repurchased an aggregate of 2,514,638 shares for $39.9 million, or an average of $15.88 per share.

     During the 27 weeks ended October 1,1999, the Company's cash and cash equivalents decreased by $11.4 million. This decrease is the result of an increase in cash provided by operating activities of $9.6 million from a variety of sources, primarily net income, which was more than offset by decreases in (i) cash used in investing activities of $11.3 million, primarily related to the consummation of acquisitions for cash and the purchase of property, plant and equipment and (ii) cash used in financing activities of $9.7 million, primarily as a result of the repurchase of shares of the Company's Common Stock and the paydown of bankers acceptances, partially offset by borrowings under the credit facility.

     While the Company believes that consolidation among independent distributors of aftermarket collision parts continues to create opportunities for the Company to acquire service centers in new and existing markets, the Company anticipates that the aggregate revenues of business which may be acquired during the current fiscal year will be substantially less than during each of the last two fiscal years. While the Company intends to continue exploring acquisition opportunities that may arise from time to time, until the impact of the State Farm class action is more fully understood, it is unlikely that the Company will acquire additional companies. To date, the Company's acquisitions have been financed primarily by issuing shares of its Common Stock or paying cash obtained from (i) operations, (ii) proceeds from public offerings of its Common Stock or (iii) advances drawn under its credit facilities. In the future, the Company may incur indebtedness or issue equity or debt securities to third parties or the sellers of the acquired businesses to complete additional acquisitions. There can be no assurance that additional capital, if and when required, will be available on terms acceptable to the Company, or at all. In addition, future issuances of equity securities, will result in dilution to the shareholders of the Company. See the Cautionary Statements set forth in the Company's Form 10-K Annual Report for the year ended March 26, 1999 for a discussion of risks relating to the Company's acquisition program.

     The Company believes that its existing working capital, potential cash flow from operations and funds available under its line of credit will enable it to finance its operations for at least the next 12 months.




Inflation
---------

     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None
          -----------------

Item 2.   Changes in Securities and Use of Proceeds.   None
          ------------------------------------------

Item 3.   Defaults Upon Senior Securities.   None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. None
          ---------------------------------------------------

     On August 24, 1999, the Company held it's annual meeting of shareholders. All of the nominees for election as directors were elected, without opposition. Following is a tabulation of the votes cast for each nominee:


                                   Votes Cast
                                   ----------

     Nominee                        For                      Withheld
     -------                        ---                      --------
Ronald G. Brown                  10,969,283                   40,460
Charles J. Hogarty               10,969,337                   40,460
Al  A. Ronco                     10,969,091                   40,652
Timothy C. McQuay                10,972,249                   37,494
George E. Seebert                10,971,853                   37,898
Keith M. Thompson                10,967,473                   42,270

     In addition, the shareholders ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the 2000 fiscal year with 10,980,498 shares voted for ratification, 1,738 voted against and 27,504 abstained.


Item 5.   Other Information.
          -----------------

          a. Management Information Systems and Year 2000 Issue. In January 1998, the Company purchased a comprehensive Enterprise software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. In October 1998, the Company entered into an agreement with a new vendor for the purchase of a software package to be installed on an enterprise basis. To date, the Company has expended an aggregate of approximately $3.5 million on hardware and software relating to the installation of the enterprise software package and estimates that it will spend an additional $2.5 million over the next 18 months to complete the installation and to make the system fully operational. As the Company is still in the implementation phase and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital, from cash flow from operations or borrowings under the credit facility.

          The costs of the projects described above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the inherent difficulty in integrating new computer systems into the Company's existing operations.

          At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns, will be installed and operating company-wide in approximately 18 months. Because this installation would not be operational in time to address the Year 2000 issues, the Company engaged consultants to modify its various operating systems. At the present time, the Company believes that its systems are substantially Year 2000 compliant. The cost to complete the modifications was less than $250,000. Because of the uncertainties involved, there can be no assurance that the modifications will be effective in addressing all the Year 2000 issues. A failure of the modification program could have a material adverse impact on the Company and its operations.

          The Company has had discussions with its major suppliers concerning their Year 2000 status, to ascertain whether the Company needs to implement contingency purchasing of critical parts in anticipation of Year 2000. Based upon these discussions, the Company does not anticipate any material supply problems. However, there can be no assurance that problems will not occur. Because of the nature of the Company's customers (numerous collision repair shops located throughout most of the United States that primarily place orders telephonically), it does not anticipate any significant Year 2000 problems with customers.


          b. Legal Actions Against Insurance Companies Relating to the Use of Aftermarket Collision Replacement Parts. In July 1997, certain individuals (the "plaintiffs") initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("Sate Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois), which asserts claims for breach of contract, consumer fraud and equitable relief relating to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. While the Company was not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies.

          In October 1, 1999 after a lengthy trial, the jury awarded the class damages in the amount of approximately $460 million and the judge assessed punitive damages against State Farm of over $700 million. State Farm has appealed.

          In the meantime, the Company understands that numerous class actions have been brought against many of the other automobile insurance companies. The Company is unaware of the exact status of these cases. In addition, attorneys have threatened to sue the Certified Automobile Parts Association ("CAPA") for fraud. CAPA is a non-profit association of insurance companies, manufactures, distributors, collision repair shops and consumer groups which, using an independent testing laboratory, compares the functional equivalence of OEM and non-OEM crash parts.

          Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM parts. The action of these insurance companies may have a material adverse impact on the Company's net income and if other insurance companies follow suit and the State Farm decision is not overruled, the impact on the Company would likely be material. See "Management Discussion and Analysis of Financial Condition and Result of Operations-General" above.

          The Company believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their "pre-loss condition". In addition, the Company guarantees the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

          In the event that the State Farm verdict is repeated in other cases, and these cases are not overturned on appeal, with the result that non-OEM crash parts can no longer be specified by insurance companies to repair insured vehicles, the cost to consumers will be substantial. Once again OEM's would likely have monopoly pricing power with respect to the repair of damaged vehicles.


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

Date:  November 15, 1999