Form 10-Q
period 1999-12-31
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2000-02-14
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
               For the quarterly period ended: December 31, 1999

                                       or

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

The number of shares outstanding of the registrant's Common Stock, no par value, at December 31, 1999 was 15,365,000 shares.

This Form 10-Q contains 14 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

                                                                                      Page Number
PART I.          FINANCIAL INFORMATION

Item  1.     Financial Statements

             Condensed Consolidated Balance Sheets                                          3

                 December 31, 1999 (unaudited) and March 26, 1999

             Condensed Consolidated Statements of Income (unaudited)                        4

                 Thirteen weeks and forty weeks ended  December 31, 1999
                 Thirteen weeks and thirty-nine weeks ended December 25, 1998

             Condensed Consolidated Statements of Cash Flows (unaudited)                    5

                 Forty weeks ended December 31, 1999 and
                 thirty-nine weeks ended December 25, 1998

             Notes to Condensed Consolidated Financial Statements (unaudited)               6

Item  2.     Management's Discussion and Analysis of Financial Condition and                8
             Results of Operations
Item  3.     Quantitative and Qualitative Disclosure About Market Risks                    11

PART II          OTHER INFORMATION

Item  1.     Legal Proceedings                                                             11

Item  2.     Changes in Securities and Use of Proceeds                                     11

Item  3.     Defaults upon Senior Securities                                               11

Item  4.     Submission of Matters to a Vote of Security Holders                           11

Item  5.     Other Information                                                             12

Item  6.     Exhibits and Reports on Form 8-K                                              13

Signatures                                                                                 14

                     Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                  December                  March 26, 1999
                                                                                  31,1999                       (Note)
                                                                                 (Unaudited)
                                                                                 -----------                --------------
                               ASSETS
Current Assets:
  Cash and cash equivalents                                                       $  4,724                     $  17,784
  Accounts receivable, net of allowance of $1,376 at December 1999
   and $962 at March 1999                                                           26,681                        30,256
  Inventories, primarily finished goods                                             87,214                        72,284
  Other current assets                                                              11,752                        11,557
                                                                                  --------                      --------
    Total current assets                                                           130,371                       131,881

Plant, property and equipment, net                                                  22,937                        19,367
Goodwill, net of accumulated amortization of $2,815 at December 1999
 and $1,583 at March 1999                                                           37,142                        36,262
Other intangibles, net of accumulated amortization of $3,005 at
 December 1999 and $2,167 at March 1999                                              2,426                         1,874
Other assets                                                                         4,973                         4,710
                                                                                  --------                      --------
    Total Assets                                                                  $197,849                      $194,094
                                                                                  ========                      ========
                 LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Credit Facility                                                                 $ 22,138                      $     --
  Bankers acceptances                                                                   --                         2,961
  Accounts payable                                                                  13,273                        14,859
  Accrued liabilities                                                                5,815                         8,531
  Current portion of long-term debt                                                    135                           200
                                                                                  --------                      --------
    Total current liabilities                                                       41,361                        26,551

  Long-term debt, less current portion                                                 152                           100
  Other long-term liabilities                                                        2,540                         2,679
  Deferred taxes                                                                     1,559                         1,559


Shareholders' Equity:
  Preferred stock, no par value:
    Authorized shares--3,000,000
    None issued and outstanding                                                         --                            --
  Common stock, no par value:
    Authorized shares--50,000,000
    Issued and outstanding shares: 15,365,000 at December 1999 and
     16,858,000 at March 1999                                                       84,445                       105,436
  Additional paid-in capital                                                         1,223                         1,223
  Retained earnings                                                                 67,096                        57,073

  Accumulated other comprehensive loss                                                (527)                         (527)
                                                                                  --------                      --------
    Total shareholders' equity                                                     152,237                       163,205
                                                                                  --------                      --------
    Total liabilities and shareholders' equity                                    $197,849                      $194,094
                                                                                  ========                      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE: The balance sheet at March 26, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
                     (In thousands, except share amounts)
                                  (Unaudited)

                                         Thirteen Weeks           Thirteen                 Forty              Thirty-nine
                                              Ended             Weeks Ended             Weeks Ended           Weeks Ended
                                          December 31,          December 25,            December 31,          December 25,
                                              1999                  1998                    1999                  1998
                                         --------------         ------------            ------------          ------------
Net sales                                 $    86,197           $    84,017             $   280,079           $   235,327
Cost of sales                                  48,970                47,059                 158,663               132,997
                                          -----------           -----------             -----------           -----------
Gross profit                                   37,227                36,958                 121,416               102,330

Operating expenses:
  Selling and distribution                     27,226                22,935                  82,648                64,747
  General and administrative                    7,971                 6,590                  23,194                17,717
  Service Center consolidation costs               --                   103                      --                   505
                                          -----------           -----------             -----------           -----------
Operating income                                2,030                 7,330                  15,574                19,361
Other income                                      564                   973                   1,883                 2,155
Interest expense, net                            (328)                   (3)                   (469)                  (26)
                                          -----------           -----------             -----------           -----------
Income before income taxes                      2,266                 8,300                  16,988                21,490
Income taxes                                      929                 3,348                   6,965                 8,596
                                          -----------           -----------             -----------           -----------
Net income                                $     1,337           $     4,952             $    10,023           $    12,894
                                          ===========           ===========             ===========           ===========

Earnings per share:
  Basic                                   $      0.09           $      0.28             $      0.62           $      0.78
                                          ===========           ===========             ===========           ===========
  Diluted                                 $      0.09           $      0.28             $      0.62           $      0.77
                                          ===========           ===========             ===========           ===========

Weighted average shares outstanding:
  Basic                                    15,425,000            17,603,000              16,104,000            16,605,000
                                          ===========           ===========             ===========           ===========
  Diluted                                  15,425,000            17,779,000              16,133,000            16,837,000
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

                     Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                            Forty                 Thirty-nine
                                                                                         Weeks Ended              Weeks Ended
                                                                                      December 31, 1999        December 25, 1998
                                                                                      -----------------        -----------------
Operating activities
Net income                                                                                $ 10,023                 $ 12,894
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                                5,430                    3,282
Deferred taxes                                                                                  --                      719
Provision for losses on uncollectible accounts                                                 392                      266
Provision for losses on inventory                                                              194                       --
Gain on sale of assets                                                                           7                      (16)
Changes in operating assets and liabilities:
     Accounts receivable                                                                     4,596                   (1,039)
     Inventories                                                                           (12,764)                     507
     Other assets                                                                             (448)                  (8,433)
     Accounts payable and accrued liabilities                                               (4,441)                  (7,597)
                                                                                          --------                 --------

Net cash provided by operating activities                                                    2,989                      583

Investing activities
Proceeds from sale of assets                                                                   175                   50,261
Purchases of property, plant and equipment                                                  (5,568)                  (3,603)
Cash paid for acquisitions                                                                  (8,829)                  (3,114)
                                                                                          --------                 --------
Net cash (used in) provided by investing activities                                        (14,222)                  43,544

Financing activities
Borrowings on credit facility                                                               22,138                  (19,477)
Bankers acceptances and other short-term debt, net                                          (2,961)                     666
Principal payments on long-term debt                                                           (13)                    (262)
Repurchases of common stock                                                                (21,092)                  (1,594)
Net proceeds on option exercise                                                                101                    1,694
                                                                                          --------                 --------
Net cash used in financing activities                                                       (1,827)                 (18,973)
                                                                                          --------                 --------

Net (decrease) increase in cash and cash equivalents                                       (13,060)                  25,154

Cash and cash equivalents at beginning of period                                            17,784                   10,859
Cash from Republic stock acquisition                                                            --                    5,365
                                                                                          --------                 --------
Cash and cash equivalents at end of period                                                $  4,724                 $ 41,378
                                                                                          ========                 ========

Supplemental disclosures
     Interest paid during the period                                                      $    236                 $    213
                                                                                          ========                 ========
     Income taxes paid during the period                                                  $  6,838                 $  8,719
                                                                                          ========                 ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                               December 31, 1999


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 40-week period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended March 26, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.


2.   Fiscal Year

     The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The nine-month periods ended December 31, 1999 and December 25, 1998, included 40-week and 39-week periods, respectively


3.   Income Taxes

     The income tax provision for interim periods is based on an estimated effective annual income tax rate.


4.   Financing Arrangements

     The Company maintains a revolving line of credit with a commercial lender that provides a $30,000,000 unsecured credit facility that expires, as amended, in September 2000. Initial advances under the revolving line of credit are made with interest at the lender's prime rate: however, at the Company's option, all advances may be converted to LIBOR plus 0.75%-0.875%. The agreement also contains an unused line of credit charge of 0.125%. At December 31, 1999, $22.1 million was outstanding under the line of credit. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of December 31, 1999.


5.   Acquisitions

     On June 27, 1998, the Company completed its acquisition of Republic Automotive Parts, Inc. ("Republic"). The Company issued approximately 2,907,000 shares of its common stock in exchange for the outstanding common stock of Republic (total purchase price of approximately $63.1 million using an average share price of $21.69). The fair value of the assets acquired approximated $41.9 million, net of approximately $28.8 million of liabilities assumed. The excess of the purchase price over assets acquired (goodwill) approximated $21.2 million and is being amortized over 30 years. The acquisition of Republic has been accounted for under the purchase method of accounting.

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

     During the 40-week period ended December 31, 1999, the Company completed four acquisitions for approximately $8.8 million in cash. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $2.1 million and has been recorded as goodwill and is being amortized over 15 years. The unaudited pro forma results for fiscal 2000, assuming these four acquisitions had been made at the beginning of fiscal 2000, would not have been materially different from the results presented above.


6.   Shareholders Equity

     In actions taken in September 1998, March 1999 and July 1999, the Board of Directors authorized management of the Company to purchase up to an aggregate of 2,500,000 shares of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. In October 1999, the Board of Directors authorized management of the Company to purchase up to an additional $10 million of its Common Stock. Through December 31, 1999, the Company had repurchased an aggregate of 2,514,138 shares of its common stock at an average cost of $15.88 per share.


7.   Subsequent Event

     In July 1997, certain individuals initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("State Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois), which asserts claims for breach of contract, consumer fraud and equitable relief relating to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. While the Company was not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies. In October 1999, the jury awarded the class damages in the amount of approximately $460 million and the judge assessed punitive damages against State Farm of over $700 million. State Farm has appealed the verdict.

     As a result of the verdict in the State Farm Mutual Automobile Insurance Company class action, State Farm, Nationwide Insurance and Farmers Insurance have temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. These suspensions have had a material adverse effect on the Company's revenues and earnings. Because these suspensions occurred very recently, it is difficult for the Company to quantify the extent of the future impact on the Company. If other insurance companies follow suit and institute suspensions, the suspensions would likely have a further material adverse effect on to the Company's operations. There can be no assurance as to when, if ever, State Farm, Nationwide Insurance or Farmers Insurance will resume specifying parts of the type the Company distributes.

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

General
-------

     The year-to-date results of operations for the period ended December 31, 1999 reflect a 40-week period whereas the comparable period in the prior fiscal year reflects a 39-week period. Consequently, comparisons of these results may not be meaningful.

     The results of operations for the 40-week period ended December 31, 1999 include the results with respect to nine acquisitions completed subsequent to December 25, 1998, accounted for as "purchases," whereas the 39-week period ended December 25, 1998 does not include any results of operations for those acquired entities. Such acquisitions include the acquisition of the Midwest Bumper group of companies effective January 4, 1999 and the acquisition of the Nordan Products group of companies effective May 10, 1999. In addition, the results of operations for the 39-week period ended December 25, 1998, include the results for Republic only for the period subsequent to the acquisition (June 27, 1998), whereas the results of operations for the 40-week period ended December 31, 1999, include the results for Republic for the entire period.

     As a result of the verdict in the State Farm class action in October 1999, State Farm, Nationwide Insurance and Farmers Insurance have temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. See "Part II-Other Information-Item 5b" below. These suspensions have had a material adverse effect on the Company's revenues and earnings for the 13-week and 40-week periods ended December 31, 1999.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations
---------------------

     The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                               Thirteen             Thirteen               Forty        Thirty-Nine
                                             Weeks Ended          Weeks Ended           Weeks Ended     Weeks Ended
                                             December 31,         December 25,          December 31,    December 25,
                                                 1999                 1998                  1999            1998
                                             ------------         ------------          ------------    ------------
Net sales                                       100.0%               100.0%                100.0%          100.0%
Cost of sales                                    56.8                 56.0                  56.6            56.5
                                                -----                -----                 -----           -----
Gross profit                                     43.2                 44.0                  43.4            43.5
Selling and distribution expenses                31.6                 27.3                  29.5            27.5
General and administrative expenses               9.2                  7.8                   8.3             7.5
Service Center consolidation costs                0.0                  0.1                   0.0             0.2
Other income                                      0.7                  1.1                   0.7             0.9
Interest expense, net                            (0.4)                 0.0                  (0.2)            0.0
                                                -----                -----                 -----           -----
Income before income taxes                        2.7                  9.9                   6.1             9.2
Income taxes                                      1.1                  4.0                   2.5             3.7
                                                -----                -----                                 -----
Net income                                        1.6%                 5.9%                  3.6%            5.5%
                                                =====                =====                 =====           =====

Thirteen Weeks Ended December 31, 1999 Compared to Thirteen Weeks Ended December
--------------------------------------------------------------------------------
25, 1998.
---------

     Net sales were $86.2 million for the quarter ended December 31, 1999 (the "1999 Quarter") compared to $84.0 million for the quarter ended December 25, 1998 (the "1998 Quarter"), an increase of $2.2 million or 2.6%. This increase reflects a decrease of $0.3 million in sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), an increase of $1.1 million in sales of new and recycled bumpers and an increase of $1.0 million in sales of paint and related materials, which changes represent increases (decreases) of approximately (0.9%), 4.4% and 7.9%, respectively, compared to the 1998 Quarter. The increases were attributable primarily to an increase in the number of service centers in operation due primarily to acquisitions and startup operations and an increase in unit volume. The decrease in sales of automotive body parts is primarily the result of the actions by State Farm, Nationwide Insurance and Farmers Insurance in suspending the use of certain aftermarket collision replacement parts. As a result of the State Farm verdict, the Company believes that it has encountered pricing pressure and expects the pressure to continue over at least the next few quarters. In addition, the Company sold approximately $5.6 million of remanufactured alloy wheels in the 1999 Quarter compared to $4.4 in the prior year period, an increase of 26.3%.

     Gross profit increased in the 1999 Quarter to $37.2 million (43.2% of net sales) from $37.0 million (44.0% of net sales) in the 1998 Quarter, an increase of 0.7%, primarily as a result of the increase in net sales. The Company's decrease in gross profits as a percentage of net sales in the 1999 Quarter primarily reflects the pricing pressure described above, an increase in freight costs with respect to products shipped from overseas and a decrease in sales of automotive body parts which have a higher margin compared to other products like paint which has a lower margin.

     Selling and distribution expenses increased to $27.2 million (31.6% of net sales) in the 1999 Quarter from $22.9 million (27.3% of net sales) in the 1998 Quarter, an increase of 18.7%. The increase in these expenses as a percentage of net sales was generally the result of acquisitions and several new start up operations and deleveraging effect caused by reduced revenues without a corresponding reduction in expenses. Throughout the 1999 Quarter, the Company reviewed and reduced expenses where appropriate, mainly related to headcount.

     General and administrative expenses increased to $8.0 million (9.2% of net sales) in the 1999 Quarter from $6.6 million (7.8% of net sales) in the 1998 Quarter, an increase of 21.0%. The increase in these expenses as a percentage of net sales was generally the result of acquisitions, including, but not limited to, an increase in the amounts of amortization of goodwill and covenants not to compete, and costs associated with several new start-up operations.

Forty Weeks Ended December 31, 1999 Compared to Thirty-nine Weeks Ended December 25, 1998.

     Net sales were $280.1 million for the forty weeks ended December 31, 1999 (the "99 Nine Months") compared to $235.3 million for the thirty-nine weeks ended December 25, 1998 (the "98 Nine Months") an increase of $44.8 million or 19.0%. This increase was made up of increases of $19.8 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts), $16.4 million in sales of new and recycled bumpers and $5.5 million in sales of paint and related materials, which increases represent increases of approximately 19.3%, 22.7% and 14.6%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $16.6 million of manufactured alloy wheels in the 99 Nine Months compared to $12.1 million in the 98 Nine Months, an increase of 37.5%. Increased net sales were attributable primarily to the increase in the number of service centers in operations as a result of acquisitions and an increase in unit volume, and price increases in certain parts of the country. As a result of the State Farm verdict, the Company has encountered reduced sales of automotive body parts and pricing pressure and expects the pricing pressure to continue over at least the next few quarters.

     Gross profit increased in the 99 Nine Months to $121.4 million (43.4% of net sales) from $102.3 million (43.5% of net sales) in the 98 Nine Months, an increase of 18.7%, primarily as a result of the increase in net sales. The Company's gross profit margin decreased slightly during the 99 Nine Months. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix (such as occurred in the third quarter as a result of the State Farm verdict), acquisitions, competition and currency exchange rates. See the comparison of the third quarter periods above for a discussion of the recent erosion in the gross profit margin.

     Selling and distribution expenses increased to $82.6 million (29.5% of net sales) in the 99 Nine Months from $64.7 million (27.5% of sales) in the 98 Nine Months, an increase of 2.7%. The increase in these expenses as a percentage of net sales was due in part to certain costs associated with consolidating and assimilating acquisitions and several new start-up operations.

     General and administrative expenses increased to $23.2 million (8.3% of net sales) in the 99 Nine Months from $17.7 million (7.5% of net sales) in the 98 Nine Months, an increase of 31.0%. The increase in these expenses as a percentage of net sales was primarily the result of acquisitions, costs associated with several new start-up operations and Y2K compliance costs.

     As a result of the above factors, net income decreased to $10.0 million (3.6% of net sales) in the 99 Nine Months from $12.9 million (5.5% of net sales) in the 98 Nine Months. The decrease in net income as a percentage of net sales was primarily the result of increased operating expenses and a decrease in gross profit as a percentage of sales.

Variability of Quarterly Results and Seasonality

     The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of the Company's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period from December to April. The impact of seasonality has been reduced somewhat as the Company has become more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

     The Company's primary need for funds has been to finance the growth of inventory, acquisitions and the stock buyback program. At December 31, 1999, working capital was $89.0 million compared to $105.3 million at March 26, 1999. The decrease in working capital was primarily the result of a decrease in cash and an increase in the outstanding indebtedness under the Company's credit facility. The cash and borrowings were used to finance the repurchase of the Company's Common Stock, to complete acquisitions and to finance the increase in inventory, which increased to $87.2 million at December 31, 1999 from $72.3 million at March 26,

1999. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit. The decrease in shareholders' equity from $163.2 million at March 26, 1999 to $152.2 million at December 31, 1999 was the result of the Company's repurchasing and retiring shares of its Common Stock.

     During fiscal 1999, the Company initiated a stock repurchase program, which was increased by the Board of Directors during Fiscal 2000. From the beginning of the stock repurchase program through December 31, 1999, the Company repurchased an aggregate of 2,514,138 shares for $39.9 million, or an average of $15.88 per share.

     The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in September 2000. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%. At December 31, 1999, $22.1 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in a loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of December 31, 1999 and as of the date of the filing of this Quarterly Report.

     During the 40 weeks ended December 31, 1999, the Company's cash and cash equivalents decreased by $13.1 million. This decrease was the result of an increase in cash provided by operating activities of $2.9 million from a variety of sources, primarily net income, which was more than offset by decreases in (i) cash used in investing activities of $14.2 million, primarily relating to the consummation of acquisitions for cash and the purchase of property, plant and equipment and (ii) cash used in financing activities of $1.8 million, primarily as a result of the repurchase of shares of the Company's Common Stock and the paydown of bankers acceptances, offset by borrowings under the credit facility.

     While the Company believes that consolidation among independent distributors of aftermarket collision parts continues to create opportunities for the Company to acquire service centers in new and existing markets, it is unlikely that the Company will acquire additional companies over the next 12 months, primarily as a result of the impact of the State Farm verdict. However, if extraordinary opportunities arise, the Company will consider them.

     The Company believes that its existing working capital, potential cash flow from operations and funds available under its line of credit will enable it to finance its operations for at least the next 12 months.

Inflation
---------

     The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or profitability.

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

Item 2.   Changes in Securities and Use of Proceeds.   None
          ------------------------------------------

Item 3.   Defaults Upon Senior Securities.   None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. None
          ---------------------------------------------------

Item 5.   Other Information.
          -----------------

          a. Management Information Systems. In January 1998, the Company purchased a comprehensive software package for accounting, distribution and inventory planning. During the initial phases of the implementation of the package, the Company determined that the package would not meet the needs of the Company. In October 1998, the Company entered into an agreement with a new vendor for the purchase of a software package to be installed on an enterprise basis. To date, the Company has expended an aggregate of approximately $4.5 million on hardware and software relating to the installation of the software package and estimates that it will spend an additional $2.5 million over the next 18 months to complete the installation and to make the system fully operational. As the Company is still in the implementation phase and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital, from cash flow from operations or borrowings under the credit facility.

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

          b. Legal Actions Against Insurance Companies Relating to the Use of Aftermarket Collision Replacement Parts. In July 1997, certain individuals initiated a class action lawsuit against State Farm Mutual Automobile Insurance Company ("State Farm") in the Illinois Circuit Court in Williamson County (Marion, Illinois), which asserts claims for breach of contract, consumer fraud and equitable relief relating to State Farm's practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breaches State Farm's insurance agreements with its policyholders and is a violation of Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. While the Company was not a party to this lawsuit, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies.

          In October 1999, after a lengthy trial, the jury awarded the class damages in the amount of approximately $460 million and the judge assessed punitive damages against State Farm of over $700 million. State Farm has appealed the verdict.

          In the meantime, the Company understands that numerous class actions have been brought against many of the other automobile insurance companies. The Company is unaware of the exact status of these cases. In addition, the Company understands that attorneys have sued several insurance companies alleging fraud in setting up the Certified Automobile Parts Association ("CAPA"). CAPA is a non-profit association of insurance companies, manufacturers, distributors, collision repair shops and consumer groups which, using an independent testing laboratory, compares the functional equivalence of OEM and non-OEM crash parts.

          Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM crash parts. The action of these insurance companies has had a material adverse impact on the Company's sales and net income and if other insurance companies follow suit and the State Farm decision is not overruled, the magnitude of the negative impact on the Company would likely increase. See "Management Discussion and Analysis of Financial Condition and Result of Operations-General" above.

          The Company believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their "pre-loss condition." In addition, the Company guarantees the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

          In the event that the State Farm verdict is repeated in other cases, and these cases are not overturned on appeal, with the result that non-OEM crash parts can no longer be specified by insurance companies to repair insured vehicles, the cost to consumers will be substantial. Once again, OEM's would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a. Exhibits - Exhibit 10.36 - Amendment No. 5 to Credit Agreement between the Registrant and Mellon Bank, N.A.

                 Exhibit 27 Financial Data Schedule

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

Date:  February 14, 2000