Form 10-K
period 2000-03-31
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2000-06-26
CIK 1012393

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                          Common Stock, no par value
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on June 16, 2000 on the Nasdaq National Market was approximately $81,284,850. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

  The number of shares of Common Stock outstanding as of June 16, 2000:
14,489,345

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III is incorporated by reference to portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

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

                                    PART I

ITEM 1. BUSINESS

General

  Keystone Automotive Industries, Inc. ("Keystone" or the "Company") is the nation's leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company's product lines consist of automotive body parts, bumpers, autoglass and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 54,000 shops nationwide. Founded in Southern California in 1947, the Company operates a "hub and spoke" distribution system consisting of 118 service centers, 23 of which serve as regional hubs and 20 depots, located in 35 states throughout the United States, as well as in Vancouver, Canada and Tijuana, Mexico. From these service centers, Keystone has over 1,200 service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates nine wheel remanufacturing facilities and 36 plastic and steel bumper recycling facilities.

  During fiscal 2000, the Company completed the following acquisitions. In May 1999, the Company acquired all of the assets of (i) Quality Bumpers, L.L.C., a distributor of plastic and steel bumpers for automobiles and trucks, located in Alabama and (ii) Nordan Products Division, Inc. and Nordan Distributors, Inc., distributors of aftermarket collision replacement parts, with operations in the state of Washington and Vancouver, Canada. In October 1999, the Company acquired certain of the assets of Supreme Bumpers Inc., a distributor of recycled and remanufactured bumpers, with operations in Michigan and Ohio and in November 1999, it acquired certain of the assets of Auto Body Supply, Inc., a distributor of aftermarket collision replacement parts, with operations in Pennsylvania.

  In addition, during fiscal 2000, the Company opened new service centers in Elkhart, Indiana; Little Rock, Arkansas; Lubbock, Texas and Esconaba, Michigan.

  See "Cautionary Statements" below concerning the impact on the Company as a result of the decision in the State Farm Mutual Automobile Insurance Company ("State Farm") class action lawsuit and subsequent actions by other insurers and state legislatures and administrators.

Industry Overview

  History. The Company estimates that the wholesale market for aftermarket collision parts is currently $1.8 billion in annual expenditures, or approximately 15% of the collision parts market. These estimates do not take into account a possible shrinkage in the market as a result of the State Farm decision and subsequent actions. See "Cautionary Statements" below. In addition, the Company estimates that annual wholesale sales of paint and related supplies and equipment for collision repair currently account for approximately $2.4 billion. Substantially all of the remainder of the collision parts market consists of parts produced by original equipment manufacturers ("OEMs"), and a substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

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

  Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition, often resulting in lower prices for comparable OEM parts. The Company believes that it may be somewhat insulated from downturns in the general economy as a result of the fact that it is estimated that approximately 87% of all automobile collision repair work is paid for in part by insurance.

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

  Companies offering collision support services, including Automated Data Processing ("ADP"), Mitchell International and CCC Information Services, Inc., have developed proprietary software and databases to provide insurance claims adjusters and collision repair shops with computerized access to the inventories and prices of selected distributors of both aftermarket and OEM collision parts nationwide. The Company's inventory and prices are included in these databases. Access to the providers' databases enables distributors with computerized inventory control systems, such as the Company, to update prices rapidly and notify collision repair shops of the availability of new products.

  Quality Assurance. In 1987, the Certified Automotive Parts Association ("CAPA") was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. While, according to CAPA, the number of collision part applications entitled to bear the CAPA certification had increased from approximately 700 in August 1989 to approximately 2,500 by May 2000, the number of CAPA-certified parts approximates only 5% of the total number of aftermarket collision parts. CAPA randomly reviews both the factories and individual parts previously certified by it and solicits comments concerning the quality of certified parts from collision repair shops and consumers on a regular basis.

  Most major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The Company distributes parts certified by CAPA when available and actively participates with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision parts to seek CAPA certification. Management believes that the Company is the largest distributor of CAPA-certified parts in the United States. See "Cautionary Statements" below for information with respect to a class action lawsuit challenging the quality of aftermarket collision replacement parts produced by independent manufacturers and the validity of CAPA certifications.

  Consolidation. The collision repair shop industry is in the process of consolidation due to, among other things, (i) an increase in the technical complexity of collision repairs generally, (ii) an increase in governmental regulations, including environmental regulations, applicable to collision repair shops, (iii) the designation of certain collision repair shops as DRPs and (iv) a reduction in the number of collision repairs generally. The increasing number of aftermarket collision parts and makes and models of automobiles has resulted in distributors being required to maintain larger inventories. In addition, the trend towards fewer, larger and more efficient collision repair shops has increased the pressure on distributors to provide price concessions, just-in-time delivery and certain value-added services, such as training, that collision repair shops require in their increasingly complex and competitive industry. The above factors, in turn, have contributed to a consolidation of distributors of aftermarket collision parts, providing the Company with an opportunity to expand its operations into new markets and to penetrate further existing markets. See "Cautionary Statements" below.

Strategy

  Historically, the Company's growth strategy has been a combination of acquisitions, product expansion and increases in same store sales. As a result of the State Farm decision and its aftermath, see "Cautionary Statements" below, the Company has refocused its growth strategy to concentrate on product differentiation, expansion of product sales not impacted by the State Farm decision and strategic arrangements with customers not dependent on insurance company specifications.

  To emphasize the high quality of aftermarket parts distributed by Keystone, it has announced its "Keystone Platinum Plus" program. This program will only cover the highest quality parts and parts will be warranted for the lifetime of the owner of the vehicle being repaired, as long as that owner remains the owner of the vehicle.

  Keystone is emphasizing sales of paint and related products, remanufactured wheels, radiators and condensers. In addition, the Company plans to market radiators and condensers to mechanical repair shops utilizing its extensive distribution network.

  In February 2000, the Company entered into a strategic arrangement with one of the largest automotive salvage yard groups in the country, pursuant to which Keystone became the exclusive supplier of remanufactured OEM alloy wheels to the salvage company and Keystone became the exclusive buyer of their alloy wheel cores. In April 2000, the Company entered into a strategic marketing arrangement with the leading auctioneer of salvage automobiles in the country. The auctioneer intends to market Keystone parts to its rebuilder customers and has agreed, under certain conditions, not to sell aftermarket automobile parts competitive with Keystone products. Keystone has agreed, under certain circumstances, not to market or resell Keystone products to persons engaged in the business of operating salvage automobile auctions.

  In November 1999, the Company made an investment in GoMedia, Inc. ("GoMedia"), a company which has developed an online business community, goClaims.com, addressing the automotive collision repair and claims processing market. As a result of its investment, among other benefits, the Company will be the default screen on goClaims.com's parts ordering screen and will have "preferred" placement and pricing with respect to all advertising and sponsorship.

Products

  The Company distributes more than 19,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the eight most recent model years. The Company's principal product lines consist of automotive body parts, bumpers, paint and other materials, remanufactured alloy wheels, autoglass and light truck accessories. In addition, the Company recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and to manufacturers of truck accessories.

  Automotive Body Parts. The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $162.8 million, or 43.7% of the Company's net sales in the fiscal year ended March 31, 2000.

  Bumpers. The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 31, 2000, sales of plastic and steel bumpers accounted for approximately $117.7 million, or 31.6% of the Company's net sales. The Company believes that it is one of the nation's largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

  Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. By the 1996 model year, manufacturers were using painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. On an annual basis, the Company electroplates approximately 220,000 steel plated bumpers for automobiles and light trucks. Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electroplated finishes; metal polishing and buffing; electroplating layers of copper, nickel and chromium; and inspecting and packaging.

  Paint and Other Materials. Beginning in fiscal 1993, the Company significantly increased its emphasis on the sale of paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 31, 2000, sales of paint and other materials accounted for approximately $57.7 million, or 15.5% of the Company's net sales. Certain of these products are distributed under the name "Keystone."

  Remanufactured Alloy Wheels. In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and since that time, has opened or acquired eight additional remanufacturing operations. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hubcaps, has increased from approximately 11% in 1985 to 50% for the 1999 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. For the fiscal year ended March 31, 2000, sales of remanufactured alloy wheels accounted for approximately $23.0 million, or 6.2% of the Company's net sales.

  The remanufacturing of alloy wheels is generally conducted by many small independent operators. The Company believes that there is a large and growing demand for remanufactured alloy wheels and that, using its existing distribution system and customer base, the Company is well-positioned to service that demand.

  Autoglass. The Company distributes autoglass, including windshields, side windows and rear windows, which are purchased from two domestic manufacturers. For the fiscal year ended March 31, 2000, sales of autoglass, which was introduced by Keystone in fiscal 1993, accounted for approximately $4.9 million, or 1.3% of the Company's net sales.

Distribution, Marketing and Sales

  The Company's distribution system is designed to provide responsive customer service and to foster long-term customer relations.

  Distribution System. The Company has developed a national "hub and spoke" distribution system consisting of 118 service centers, 23 of which serve as regional hubs and 20 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company's fleet of over 1,000 delivery trucks, each regional hub makes regular shipments to the service centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each service center can order products directly from any hub or service center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the regional hubs and service centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its "hub and spoke" distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours, while minimizing inventory costs.

  Sales and Marketing Staff. The Company has a marketing staff, which operates from its corporate headquarters, and has over 1,200 sales representatives and route salespersons who operate from its service centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives, supervises the Company's in-house management training program and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies' policies favoring aftermarket collision parts.

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

Customers

  The Company's current customers consist of more than 25,000 collision repair shops located in 35 states and Vancouver, Canada and Tijuana, Mexico, none of which accounted for more than 1% of the Company's net sales during the fiscal year ended March 31, 2000. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company's dependence on any single customer and its national scope mitigates the effects of regional economic changes and regional weather patterns. Collision Repair Industry Insight, an industry trade publication, estimates that there are over 54,000 collision repair shops nationwide. The number of collision repair shops to whom the

Company sold products increased from approximately 13,400 in fiscal 1993 to approximately 25,000 in fiscal 2000.

  The Company's regional hubs also sell collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company's net sales during the fiscal year ended March 31, 2000 and no distributor accounted for more than 1% of the Company's net sales for such fiscal year.

Suppliers

  The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 2000. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2000, approximately 80% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 20% were imported directly from manufacturers in Taiwan. The Company's orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 60 and 90 days. Although the Company has no manufacturing agreements with any of its suppliers and competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products.

Competition

  Based upon industry estimates, the Company believes that approximately 79% of collision parts are supplied by OEMs, compared with approximately 15% by distributors of aftermarket collision parts and 6% by distributors of salvage parts. See "Cautionary Statements" below for a discussion of a recent court decision which is impacting the market share of aftermarket collision parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company's competitors generally are independently owned distributors having from one to three distribution centers. The Company expects to encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

  The Company competes with OEMs on the basis of price and perceived product quality, and it competes with distributors of aftermarket collision parts primarily on the basis of the competitive advantages provided by its position as a market leader, experienced executive management and service center managers, entrepreneurial corporate culture, superior customer service, its relationship with certain insurance companies, and, to a lesser extent, on the basis of price.

  The Company's chrome bumper plating operations compete in the wholesale bumper distribution segment of the market with four companies, whom the Company believes have greater regional sales than the Company. It also competes with small chrome bumper platers or distributors in virtually every geographical market in which it operates. The Company competes with small chrome bumper platers and distributors primarily on the basis of quality and service. Over the last 10 years, there has been a significant decrease in the number of small bumper platers as a result of the decreasing use of chrome plated bumpers on new automobiles and the increasing environmental requirements for electroplaters. The Company believes that this trend will continue, creating more sales opportunities for larger regional chrome bumper platers, who are capable of meeting the increased financial and environmental requirements of the future.

  The Company also encounters competition from the OEM's who supply new replacement bumpers to the collision repair market and it competes with these OEM's on the basis of price and perceived product quality.

Government Regulation and Environmental Hazards

  The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the EPA, have jurisdiction over the Company's operations with respect to matters including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. In addition, primarily as a result of the State Farm decision and the attendant publicity, certain state legislatures and regulators are considering imposing, or have imposed, restrictions on the use of aftermarket collision parts. See "Cautionary Statements."

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

Employees

  At May 31, 2000, the Company had approximately 2,679 full-time employees, of whom 393 were engaged in corporate management and administration, 1,211 in sales and customer service, 562 in warehousing and shipping and 523 in manufacturing. Nine persons in the Newark, New Jersey chrome bumper recycling facility are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Cautionary Statements

  State Farm Decision and Pending Actions. In July 1997, certain individuals initiated a class action lawsuit against State Farm in the Illinois Circuit Court in Williamson County (Marion, Illinois), asserting claims for breach of contract, consumer fraud and equitable relief relating to State Farm's then practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breached State Farm's insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. In October 1999, after a lengthy trial, the jury awarded the class damages in the amount of approximately $460 million and the judge assessed punitive damages against State Farm of over $700 million. State Farm has appealed the verdict.

  Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM crash parts. The action of these insurance companies has had a material adverse impact on the Company's sales and net income and if other insurance companies follow suit and the State Farm decision is not overruled, the magnitude of the negative impact on the Company would likely increase. See "Management Discussion and Analysis of Financial Condition and Result of Operations-General" below.

  At the present time, lawsuits are pending in a number of states against several insurance companies alleging violation of contractual provisions and various laws and statutes relating to the specification of non-OEM crash parts in connection with the repair of damaged vehicles. These cases have been brought as class actions and generally involve two different legal theories. One line of cases is similar to State Farm contending that non-OEM crash parts do not restore a vehicle to their "pre-loss condition" as provided for in the insurance policy. The other theory is that of "diminished value," with the contention being that in addition to repairing the vehicle, the owner should be compensated for the difference between the pre-loss value and the value after the vehicle is repaired. In at least one pending action, the Company believes that CAPA has been joined as a defendant in connection with their certification of non-OEM crash parts.

  While the Company was, or is, not a party to the State Farm lawsuit or the other pending lawsuits, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases or there is a substantial verdict upholding the diminished value theory, and such cases are not overturned on appeal, with the result that non-OEM crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Once again, OEM's would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles.

  The Company believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their "pre-loss condition." In addition, the Company provides a warranty with respect to the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

  Federal and State Action. During the past two years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. To date legislation has been passed in only three states and it has not had a material impact on the Company's business. The Company anticipates the introduction of similar legislation in many states during 2000 and beyond and if a number of states were to adopt legislation prohibiting or restricting the use of non-OEM crash parts, it could have a material adverse impact on the Company.

  In addition, recently, persons with a business interest in restricting the use of non-OEM parts have also sought help from insurance regulators in at least three states to attempt to do administratively what to date has not be accomplished legislatively. In Florida, the Commissioner of the Department of Agriculture & Consumer Services, has taken action designed to eliminate the use of non-OEM crash parts in connection with insured repairs. The Commissioner has also brought a legal action against an insurance company for specifying the use of non-OEM parts. This action is currently having a material adverse impact on the Company's sales in Florida. Action in the other two states is in an early stage and the Company cannot predict the outcome.

  In addition, a U.S. Congressman has requested that the General Accounting Office ("GAO") review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO report is anticipated during 2000.

  Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. To date, the Company has expended an aggregate of approximately $6.5 million on software implementation relating to the installation of the new enterprise software package and estimates that it will spend an additional $2.5 million over the next 12 to 18 months. As the Company is still in the initial phases of the implementation and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital, cash flow from operations or borrowings under the Company's line of credit.

  At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns, will be installed and operating company-wide in 18 to 24 months. The estimated costs as of the projects described above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the inherent difficulty in integrating new computer systems into the Company's existing operations.

  Continued Acceptance of Aftermarket Collision Replacement Parts. Based upon industry sources, the Company estimates that approximately 87% of automobile collision repair work is paid for in part by insurance; accordingly, the Company's business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. As described above, the use of many of the products distributed by the Company is being disputed in various forums.

  Acquisition Strategy. A principal component of the Company's growth strategy has been to acquire other independent distributors of aftermarket collision replacement parts operating in new geographic markets, as well as to increase its penetration in existing markets. Since March 1996, the Company has completed 23 acquisitions of a total of 92 service centers, located primarily in the Northeast, Midwest, Mid-Atlantic and South, of which 15 have been consolidated with existing locations or closed. Primarily as a result of the State Farm decision, the Company does not anticipate completing any acquisitions during fiscal 2001, although it continues to look at potential transactions.

  Acquisition Risks. Although the Company investigates the operations and assets that it acquires, there may be liabilities that the Company fails to, or is unable to, discover, and for which the Company as a successor owner or operator may be responsible. The Company seeks to mitigate the risk of these potential liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties may not fully cover the liabilities due to their limited scope, amounts or duration, the limited financial resources of the indemnitor or warrantor or other reasons. To date, the Company has not recorded any material liabilities not discovered prior to completing its acquisitions. In addition, acquisitions accounted for under the purchase method of accounting generally involve the recording of goodwill and deferred charges on the Company's balance sheet, which are amortized over varying periods of time of up to 30 years. This amortization has the effect of reducing the Company's reported earnings. At March 31, 2000, the Company had recorded approximately $36.2 million in goodwill, net of accumulated amortization. In addition, at March 31, 2000, the Company had recorded approximately $1.9 million in deferred charges, net of accumulated amortization, primarily related to noncompetition agreements, which are amortized over the terms of those agreements, three to five years.

  Dependence on Key and Foreign Suppliers. The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2000, approximately 80% of the products distributed by the Company were manufactured in the United States or Canada and approximately 20% were imported directly from manufacturers in Taiwan. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. The percentage of imported products may decline in the future if sales of autoglass, paint and related supplies and equipment and remanufactured alloy wheels, which are manufactured in the

United States, continue to grow. Any significant disruption in the Company's Taiwanese sources of supply or in its relationship with its suppliers located in Taiwan could have a material adverse effect on the Company.

  Competition. The Company competes directly with, and encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision replacement parts. Accordingly, OEMs are in a position to exert pricing and other competitive pressures on the Company and other independent distributors, which could have a material adverse effect on the results of operations of the Company. The aftermarket collision replacement parts distribution industry is highly fragmented. Typically, the Company's other competitors are independently owned distributors having from one to three distribution centers. the Company anticipates that it will encounter significant competition in the future, including competition from automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

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

  The Company acquired North Star Plating Company's bumper plating operations in March 1997 and Midwest Bumper Company's plating operations in March 1999. In addition to those operations, the Company currently conducts limited bumper plating operations at one other facility and previously conducted similar operations at 11 additional sites which were closed between 1983 and 1993. The Company's bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. Compliance with such laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position, and no material capital expenditures with respect to the Company's bumper plating operations are anticipated during the next 12 months. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company's current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company's operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company's business and results of operations. In addition, future environmental regulations could add to overall costs of the Company's bumper plating business or otherwise materially and adversely affect these operations.

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

  The Company's regional hub facilities range from approximately 25,000 square feet to 163,000 square feet. Its service center facilities range from approximately 2,500 square feet to 30,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2015, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

  Of the Company's service centers, six are leased from parties in whom current officers or directors of the Company have an interest. See "Item 13" below. The Company believes that the terms and conditions of leases with affiliated parties are no less favorable to the Company than could have been obtained from unaffiliated parties in arm's-length transactions at the time of the execution of such leases.

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time involved in litigation incidental to the conduct of its business. The Company currently is not a party to any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock began trading publicly on The Nasdaq Stock Market under the symbol "KEYS" on June 20, 1996. The following table sets forth, for the periods indicated, the range of high and low sale prices for Keystone's Common Stock as reported by The Nasdaq Stock Market.

                                                                   High   Low
                                                                  ------ ------
   Fiscal 1999
     First Quarter............................................... $28.13 $23.68
     Second Quarter..............................................  23.75  14.00
     Third Quarter...............................................  20.19  15.63
     Fourth Quarter..............................................  21.50  14.38
   Fiscal 2000
     First Quarter...............................................  19.25  14.13
     Second Quarter..............................................  19.00  10.88
     Third Quarter...............................................  10.13   5.38
     Fourth Quarter..............................................   7.00   4.88
   Fiscal 2001
     First Quarter (through June 16, 2000).......................   7.38   5.06

  On June 16, 2000, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $6.25 per share. As of June 16, 2000, there were approximately 466 shareholders of record of the Common Stock.

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

  In February 2000, the Company issued a warrant to purchase 100,000 shares of its Common Stock to LKQ Corporation at an exercise price of $6.50 per share, in connection with a supply agreement entered into with LKQ Corporation. The issuance of the warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                          Fiscal Year Ended
                          -----------------------------------------------------
                          March 29,  March 28,  March 27,  March 26,  March 31,
                            1996       1997       1998       1999      2000(1)
                          ---------  ---------  ---------  ---------  ---------
                              (In thousands, except per share amounts)
Consolidated Statement
 of Income Data:
Net sales...............  $178,076   $223,806   $263,802   $332,047   $372,466
Cost of sales...........   106,169    130,590    149,855    186,150    211,840
                          --------   --------   --------   --------   --------
Gross profit............    71,907     93,216    113,947    145,897    160,626
Selling and distribution
 expenses...............    50,156     61,063     73,551     93,169    110,976
General and
 administrative
 expenses...............    12,388     15,699     18,101     24,873     30,800
Non-recurring expenses..       --         905      1,147      1,814      3,881
                          --------   --------   --------   --------   --------
Operating income........     9,363     15,549     21,148     26,041     14,969
Other income............       174        373      1,086      3,617      2,613
Interest expense........    (1,721)    (1,477)      (504)       (50)      (954)
                          --------   --------   --------   --------   --------
Income before income
 taxes..................     7,816     14,445     21,730     29,608     16,628
Income taxes............     2,836      4,435      7,497     11,843      6,819
                          --------   --------   --------   --------   --------
Net income..............  $  4,980   $ 10,010   $ 14,233   $ 17,765   $  9,809
                          ========   ========   ========   ========   ========
Net income per share:
  Basic.................  $   0.49   $   0.88   $   1.02   $   1.06   $   0.62
                          ========   ========   ========   ========   ========
  Diluted...............  $   0.49   $   0.87   $   1.01   $   1.05   $   0.62
                          ========   ========   ========   ========   ========
Weighted average common
 shares outstanding:
  Basic.................    10,250     11,408     13,915     16,784     15,899
                          ========   ========   ========   ========   ========
  Diluted...............    10,250     11,474     14,105     16,913     15,917
                          ========   ========   ========   ========   ========
Pro forma information
 (unaudited)(2):
  Net income, as
   previously reported..  $  4,980   $ 10,010   $ 14,233   $ 17,765   $  9,809
  Pro forma tax
   adjustment...........      (258)    (1,288)    (1,345)       --         --
                          --------   --------   --------   --------   --------
  Pro forma net income..  $  4,722   $  8,722   $ 12,888   $ 17,765   $  9,809
                          ========   ========   ========   ========   ========
Pro forma net income per
 share:
  Basic.................  $   0.46   $   0.76   $   0.93   $   1.06   $   0.62
                          ========   ========   ========   ========   ========
  Diluted...............  $   0.46   $   0.76   $   0.91   $   1.05   $   0.62
                          ========   ========   ========   ========   ========

Consolidated Balance
 Sheet Data:
Working capital.........  $ 18,134   $ 30,154   $ 72,454   $105,330   $ 86,152
Total assets............    71,780     87,183    119,696    194,094    183,817
Total current
 liability..............    38,335     38,240     21,539     26,551     31,869
Long-term debt..........     7,021      2,087        503        100         68
Shareholders' equity....    26,119     46,453     97,228    163,205    150,195

--------
(1) Fiscal 2000 contained 53 weeks, all other periods contained 52 weeks.

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

General

  Fiscal 2000 contained 53 weeks as compared to 52 weeks for the other fiscal years set forth in Item 6 above. Consequently, comparisons of results may not be meaningful.

  The results of operations for fiscal 2000 include the results with respect to four acquisitions completed subsequent to March 26, 1999, accounted for as "purchases," whereas fiscal 1999 does not include any results of operations for those acquired entities. See "Recent Acquisitions" below. In addition, the results of operations for fiscal 1999 include the results for Republic Automotive Parts, Inc. ("Republic") only for the period subsequent to the acquisition (June 27, 1998) and for the Midwest Bumper Company affiliated group only for the period subsequent to the acquisition (January 4, 1999), whereas the results of operations for fiscal 2000 include the results for those operations for the entire period.

  As a result of the verdict in the State Farm class action in October 1999 and the fact that numerous other class actions are pending, State Farm, Nationwide Insurance and Farmers Insurance have temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. See "Cautionary Statements" above. These suspensions had a material, adverse effect on the Company's revenues and earnings for fiscal 2000.

Recent Acquisitions

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

  During fiscal 2000, the Company acquired certain assets of the following businesses: Quality Bumpers, LLC, a distributor of plastic and steel bumpers with operations in Alabama, in May 1999; Nordan Products Division, Inc. and Nordan Distributors, Inc., distributors of aftermarket collision replacement parts with operations in Washington and Vancouver, British Columbia, in May 1999; Supreme Bumpers Inc., a distributor of recycled or remanufactured bumpers in Ohio and Michigan, in October 1999 and Auto Body Supply Co., Inc., a distributor of aftermarket collision replacement parts in Pennsylvania, in November 1999. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

Results of Operations

  The following table sets forth, for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                         Fiscal Year Ended
                                                   -----------------------------
                                                   March 27, March 26, March 31,
                                                     1998      1999      2000
                                                   --------- --------- ---------
   Net sales......................................   100.0%    100.0%    100.0%
   Cost of sales..................................    56.8      56.1      56.9
                                                     -----     -----     -----
   Gross profit...................................    43.2      43.9      43.1
   Selling and distribution expenses..............    27.9      28.1      29.8
   General and administrative expenses............     6.9       7.5       8.3
   Non-recurring expenses.........................     0.5       0.5       1.0
                                                     -----     -----     -----
   Operating income...............................     8.0       7.8       4.0
   Other income...................................     0.4       1.1       0.7
   Interest expense...............................     0.2       0.0       0.3
                                                     -----     -----     -----
   Income before income taxes.....................     8.2       8.9       4.4
   Income taxes...................................     2.8       3.5       1.8
                                                     -----     -----     -----
   Net income.....................................     5.4%      5.4%      2.6%
                                                     =====     =====     =====
   Pro forma net income(1)........................     4.9%      5.4%      2.6%
                                                     =====     =====     =====

--------
(1) Pro Forma net income gives effect to an income tax adjustment to reflect taxation of the income of Inteuro and Car Body, acquired in January 1998, as "C" corporations, rather than "S" corporations, at an estimated statutory rate of approximately 39%.

 Fiscal 2000 Compared to Fiscal 1999

  Net sales were $372.5 million in fiscal 2000 compared to $332.0 million in fiscal 1999, an increase of $40.5 million, or 12.2%. This increase was due primarily to an increase of $14.3 million in sales of automotive body parts, an increase of $7.3 million in sales of paint and related materials and an increase of $15.2 million in sales of new and recycled bumpers, which represent increases of approximately 9.6%, 14.6% and 14.8%, respectively, over fiscal 1999. In addition, the Company sold $23.0 million of remanufactured alloy wheels in fiscal 2000 compared to $17.4 million in the prior fiscal year, an increase of 32.5%.

  The increased net sales were attributable primarily to an increase in the number of service centers in operation primarily as a result of acquisitions. Price increases were not a material factor in increased net sales. On a same store sales basis, sales were down approximately 1.0% for the year and approximately 7.0% for the last six months of fiscal 2000, as a result of the State Farm decision and subsequent actions by certain insurance companies. See "General" above. Management anticipates recent sales trends may continue for the foreseeable future, subject to the continuing impact of the State Farm decision.

  Gross profit increased to $160.6 million (43.2% of net sales) in fiscal 2000 from $145.9 million (43.9% of net sales) in fiscal 1999, an increase of 10.1%, primarily as a result of the increase in net sales. The Company's gross profit margin decreased, primarily as a result of higher freight costs with respect to product shipped from overseas, a shift in product mix as fewer higher margin collision parts are being written on repair estimates and a write-off of certain inventories. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

  Selling and distribution expenses increased to $111.0 million (29.8% of net sales) in fiscal 2000 from $93.2 million (28.1% of net sales) in fiscal 1999, an increase of 19.1%. The increase in these expenses in fiscal 2000 as a percentage of net sales was generally the result of reduced revenue across the entire organization as a result of State Farm, Farmers Insurance and Nationwide restricting usage of aftermarket collision replacement parts. The Company was staffed in anticipation of a normal winter selling season which did not materialize. Higher fuel costs during the current fiscal year may result in increases in selling and distribution expenses as a percentage of net sales.

  General and administrative expenses increased to $30.8 million (8.3% of net sales) in fiscal 2000 from $24.9 million (7.5% of net sales) in fiscal 1999, an increase of 23.7%. The increase in these expenses in fiscal 2000 as a percentage of net sales resulted from a number of factors, including an increase in amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles, as a result of acquisitions, increased to $2.6 million in fiscal 2000 compared to approximately $2.1 million in fiscal 1999, due to the application of purchase accounting.

  During fiscal 2000, the Company incurred approximately $3.9 million of nonrecurring expenses as compared to $1.8 million in fiscal 1999. In fiscal 1999, these expenses were the result of a write-off of an abandoned computer project of $700,000, $650,000 related to consolidating duplicate warehouse facilities and $450,000 of severance payments. In fiscal 2000, these expenses were the result of write-downs of goodwill and covenants not to compete aggregating $3.3 million relating to certain acquisitions and a write-off of approximately $600,000 relating to tooling acquired in an acquisition.

  During fiscal 2000, other income decreased from $3.6 million to $2.6 million. This decrease is primarily attributable to a decrease in interest income earned on invested cash.

  As a result of the above factors, net income decreased to $9.8 million (2.6% of net sales) in fiscal 2000 from $17.8 million (5.4% of net sales) in fiscal 1999.

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

  During fiscal 1999, the Company incurred approximately $1.8 million of nonrecurring expenses. These expenses relate to an approximately $700,000 write-off of an abandoned computer project, approximately $650,000 related to costs incurred to consolidate duplicate warehouse facilities and approximately $450,000 related to severance payments.

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

Liquidity and Capital Resources

  The Company's primary need for funds has been to finance the growth of inventory and accounts receivable and to complete acquisitions. At March 31, 2000, working capital was $86.2 million compared to $105.3 million at March 26, 1999. The decrease in working capital is primarily the result of a decrease in cash coupled with an increase in inventory. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

  The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires on September 15, 2000. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%-0.875%. At June 16, 2000, $18.3 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2000 and as of the date of filing of this Annual Report.

  In fiscal 1999, the Company initiated a stock repurchase program. Through June 16, 2000, an aggregate of 3.5 million shares had been repurchased for $45.6 million, an average of $13.11 per share.

  During fiscal 2000, the Company's cash and cash equivalents decreased by $14.9 million. This decrease is the result of (i) an increase in cash provided by operating activities of $17.4 million from a variety of sources, primarily net income; (ii) a decrease in cash used in investing activities of $18.1 million, primarily as a result of cash used to complete acquisitions and implement the Company's enterprise software package; and (iii) a decrease in cash provided by financing activities of $14.2 million, primarily as a result of the elimination of Republic's outstanding bank indebtedness and the repurchase of shares of the Company's Common Stock, offset in part by paydowns with respect to the Company's borrowings.

  The Company believes that its existing working capital, estimated cash flow from operations and funds available under its line of credit will enable it to finance its operations and stock repurchases for at least the next 12 months.

Inflation

  The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," for one year. The Company must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company plans on applying SAB 101 effective April 1, 2000, however, it does not expect that the application of SAB 101 will have a significant impact on its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company's results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and New Taiwan dollars might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Report of Independent Auditors............................................  21
Consolidated Balance Sheets at March 31, 2000 and March 26, 1999..........  22
Consolidated Statements of Income for the years ended March 31, 2000,
 March 26, 1999 and March 27, 1998........................................  23
Consolidated Statements of Shareholders' Equity for the years ended March
 31, 2000, March 26, 1999 and March 27, 1998..............................  24
Consolidated Statements of Cash Flows for the years ended March 31, 2000,
 March 26, 1999 and March 27, 1998........................................  25
Notes to Consolidated Financial Statements................................  26

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 31, 2000 and March 26, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 31, 2000 and March 26, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
May 24, 2000

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                             March 31,  March 26,
                                                               2000       1999
                                                             ---------  ---------
                          ASSETS
                          ------
Current assets:
 Cash and cash equivalents.................................  $  2,884   $ 17,784
 Accounts receivable, less allowance for doubtful accounts
  of $1,145 in 2000 and $962 in 1999.......................    27,644     30,256
 Inventories, primarily finished goods.....................    80,176     72,284
 Prepaid expenses and other current assets.................     3,650      7,956
 Deferred taxes............................................     3,667      3,601
                                                             --------   --------
     Total current assets..................................   118,021    131,881
Property, plant and equipment, at cost:
 Land......................................................       519        519
 Buildings and leasehold improvements......................    10,086      9,465
 Machinery and equipment...................................    23,759     17,288
 Furniture and fixtures....................................    11,616     10,568
                                                             --------   --------
                                                               45,980     37,840
 Accumulated depreciation and amortization.................   (22,391)   (18,473)
                                                             --------   --------
                                                               23,589     19,367
Goodwill, net of accumulated amortization of $3,274 in 2000
 and $1,583 in 1999........................................    35,204     36,262
Other intangibles, net of accumulated amortization of
 $3,123 in 2000 and $2,167 in 1999.........................     1,647      1,874
Other assets...............................................     2,242      2,664
Deferred taxes.............................................     3,114      2,046
                                                             --------   --------
     Total assets..........................................  $183,817   $194,094
                                                             ========   ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
 Credit facility...........................................  $ 12,500   $    --
 Bankers acceptances.......................................       --       2,961
 Accounts payable..........................................    12,693     14,859
 Accrued salaries, wages and related benefits..............     5,098      3,621
 Other accrued liabilities.................................     1,461      4,141
 Long-term debt, due within one year.......................       117        200
 Deferred taxes............................................       --         769
                                                             --------   --------
     Total current liabilities.............................    31,869     26,551
Long-term debt, less current maturities....................        68        100
Other long-term liabilities................................     1,685      2,679
Deferred taxes.............................................       --       1,559
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value:
   Authorized shares--3,000,000
   None issued and outstanding
 Common stock, no par value:
   Authorized shares--50,000,000
   Issued and outstanding shares--14,892,000 in 2000 and
    16,858,000 in 1999, at stated value....................    81,817    105,436
 Warrant...................................................       236        --
 Additional paid-in capital................................     1,260      1,223
 Retained earnings.........................................    66,882     57,073
 Accumulated other comprehensive loss......................       --        (527)
                                                             --------   --------
     Total shareholders' equity............................   150,195    163,205
                                                             --------   --------
     Total liabilities and shareholders' equity............  $183,817   $194,094
                                                             ========   ========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share and share amounts)

                                                     Year ended
                                         -------------------------------------
                                          March 31,    March 26,    March 27,
                                            2000         1999         1998
                                         -----------  -----------  -----------
Net sales..............................  $   372,466  $   332,047  $   263,802
Cost of sales..........................      211,840      186,150      149,855
                                         -----------  -----------  -----------
Gross profit...........................      160,626      145,897      113,947
Operating expenses:
  Selling and distribution.............      110,976       93,169       73,551
  General and administrative...........       30,800       24,873       18,101
  Non-recurring........................        3,881        1,814        1,147
                                         -----------  -----------  -----------
                                             145,657      119,856       92,799
                                         -----------  -----------  -----------
Operating income.......................       14,969       26,041       21,148
Other income...........................        2,613        3,617        1,086
Interest expense.......................         (954)         (50)        (504)
                                         -----------  -----------  -----------
Income before income taxes.............       16,628       29,608       21,730
Income taxes...........................        6,819       11,843        7,497
                                         -----------  -----------  -----------
Net income.............................  $     9,809  $    17,765  $    14,233
                                         ===========  ===========  ===========
Net income per share--basic............  $      0.62  $      1.06  $      1.02
                                         ===========  ===========  ===========
Weighted average common shares
 outstanding--basic....................   15,899,000   16,784,000   13,915,000
                                         -----------  -----------  -----------
Net income per share--diluted..........  $      0.62  $      1.05  $      1.01
                                         ===========  ===========  ===========
Weighted average common shares
 outstanding--diluted..................   15,917,000   16,913,000   14,105,000
                                         ===========  ===========  ===========

(unaudited pro forma information) (Note
 2)

Net income, as previously reported.....  $     9,809  $    17,765  $    14,233
Pro forma tax adjustment...............          --           --        (1,345)
                                         -----------  -----------  -----------
Pro forma net income...................        9,809  $    17,765  $    12,888
                                         ===========  ===========  ===========
Pro forma net income per share--basic..  $      0.62  $      1.06  $      0.93
                                         ===========  ===========  ===========
Pro forma net income per share--
 diluted...............................  $      0.62  $      1.05  $      0.91
                                         ===========  ===========  ===========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (in thousands, except per share and share amounts)

                                                                             Accumulated
                             Common Stock              Additional               Other
                          -------------------           Paid-in   Retained  Comprehensive
                            Shares    Amount   Warrant  Capital   Earnings      Loss       Total
                          ----------  -------  ------- ---------- --------  ------------- --------
Balance at March 28,
 1997...................  11,750,000  $15,923   $ --     $  582   $29,948       $ --      $ 46,453
Net adjustment for
 pooled companies for
 the quarter ended March
 31, 1997...............         --       --      --        --     (2,072)        --        (2,072)
Issuance of stock, net
 of offering costs of
 $2,679.................   2,610,000   37,776     --        --        --          --        37,776
Issuance of stock in
 connection with
 acquisition of All
 Makes at $12.75 per
 share..................     235,000    2,991     --        --        --          --         2,991
Stock options
 exercised..............      47,000      506     --        --        --          --           506
Tax benefit of stock
 options exercised......         --       --      --        142       --          --           142
S-Corp. distributions by
 pooled companies.......         --       --      --        --     (2,801)        --        (2,801)
Net income..............         --       --      --        --     14,233         --        14,233
                          ----------  -------   -----    ------   -------       -----     --------
Balance at March 27,
 1998...................  14,642,000   57,196     --        724    39,308         --        97,228
Net income..............         --       --      --        --     17,765         --        17,765
Defined benefit plan
 funding adjustments net
 of taxes of $363.......         --       --      --        --        --         (527)        (527)
                                                                                          --------
Comprehensive income....                                                                    17,238
Issuance of stock in
 connection with
 acquisition of
 Collision Parts
 Distributor Co. at
 $12.19 per share.......     150,000    1,828     --        --        --          --         1,828
Issuance of stock in
 connection with
 acquisition of Republic
 Automotive at $21.69
 per share..............   2,907,000   63,063     --        --        --          --        63,063
Stock options
 exercised..............     168,000    2,188     --        --        --          --         2,188
Tax benefit of stock
 options exercised......         --       --      --        499       --          --           499
Repurchase of common
 stock..................  (1,009,000) (18,839)    --        --        --          --       (18,839)
                          ----------  -------   -----    ------   -------       -----     --------
Balance at March 26,
 1999...................  16,858,000  105,436     --      1,223    57,073        (527)     163,205
Net income..............         --       --      --        --      9,809         --         9,809
Defined benefit plan
 funding adjustments net
 of taxes of $363.......         --       --      --        --        --          527          527
                                                                                          --------
Comprehensive income....                                                                    10,336
Issuance of warrant.....         --       --      236       --        --          --           236
Stock options
 exercised..............      11,000      103     --        --        --          --           103
Tax benefit of stock
 options exercised......         --       --      --         37       --          --            37
Repurchases of common
 stock..................  (1,977,000) (23,722)    --        --        --          --       (23,722)
                          ----------  -------   -----    ------   -------       -----     --------
Balance at March 31,
 2000...................  14,892,000  $81,817   $ 236    $1,260   $66,882       $ --      $150,195
                          ==========  =======   =====    ======   =======       =====     ========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Year ended
                                                   -----------------------------
                                                   March 31, March 26, March 27,
                                                     2000      1999      1998
                                                   --------- --------- ---------
Operating activities
 Net income......................................   $ 9,809   $17,765   $14,233
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.................     4,607     4,318     3,188
   Amortization of goodwill and other
    intangibles..................................     2,649     2,050       967
   Deferred taxes................................    (3,462)      679      (618)
   Loss on impairment............................     3,881       --        --
   Provision for losses on uncollectible
    accounts.....................................       127       601       372
   Provision for losses on inventory.............        19       251       495
   Loss on sales of assets.......................         5        27        76
   Changes in operating assets and liabilities:
     Accounts receivable.........................     3,701    (2,305)   (2,886)
     Inventories.................................    (5,429)   (1,151)   (8,031)
     Prepaid expenses and other current assets...       433    (1,949)     (692)
     Accounts payable............................    (2,236)      521    (7,613)
     Accrued salaries, wages and related
      benefits...................................     3,314    (2,286)     (332)
     Other accrued liabilities...................    (3,110)     (532)    1,910
     Other, net..................................     3,115       624      (620)
                                                    -------   -------   -------
      Net cash provided by operating activities..    17,423    18,613       449
Investing activities
 Proceeds from sales of assets...................       232    42,629       213
 Acquisitions of certain service centers, net of
  cash received..................................    (9,615)  (12,517)   (7,048)
 Purchases of property, plant and equipment......    (8,745)   (5,126)   (3,790)
                                                    -------   -------   -------
      Net cash (used in) provided by investing
       activities................................   (18,128)   24,986   (10,625)
Financing activities
 Borrowings under bank credit facility...........    12,500       --        --
 Payments under bank credit facility.............       --    (20,000)  (12,629)
 Bankers acceptances.............................    (2,961)    1,109    (1,686)
 Payments on notes payable to officers,
  shareholders and other related parties.........       --        --        (42)
 Principal payments on long-term debt............      (115)   (1,133)   (1,892)
 S-Corp. distributions related to pooled
  companies......................................       --        --     (2,801)
 Proceeds from initial public and secondary
  offering.......................................       --        --     37,776
 Purchase of common stock........................   (23,722)  (18,839)      --
 Proceeds from stock option exercises............       103     2,189       506
                                                    -------   -------   -------
      Net cash (used in) provided by financing
       activities................................   (14,195)  (36,674)   19,232
                                                    -------   -------   -------
Net (decrease) increase in cash and cash
 equivalents.....................................   (14,900)    6,925     9,056
Cash and cash equivalents at beginning of year...    17,784    10,859     2,284
Net change in cash and cash equivalents during
 the quarter ended March 31, 1997 for pooled
 companies.......................................       --        --      (481)
                                                    -------   -------   -------
Adjusted cash and cash equivalents at beginning
 of year.........................................    17,784    10,859     1,803
                                                    -------   -------   -------
Cash and cash equivalents at end of year.........   $ 2,884   $17,784   $10,859
                                                    =======   =======   =======
Supplemental disclosures:
 Interest paid during the year...................   $   847   $   242   $   585
 Income taxes paid during the year...............     6,607    11,655     6,346
 Acquisition of businesses using debt............       --        150       --
 Acquisition of businesses using stock...........       --     64,891     2,991
The following item is not included in the
 Consolidated Statement of Cash Flows:
 Minimum pension liability adjustment............   $  (527)  $   527   $   --
 Issuance of warrant.............................       236       --        --

                            See accompanying notes.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. and its wholly owned subsidiaries (the "Company"). Significant subsidiaries included in the consolidated financial statements include North Star Plating Company ("North Star"), Inteuro Parts Distributors, Inc. ("Inteuro") and Republic Automotive Parts, Inc. ("Republic"). All significant intercompany transactions have been eliminated in consolidation.

Business Information

  The principal business of the Company is the distribution of replacement parts for automobiles and light trucks to collision repair shops through a network of service centers located within the United States, one in Mexico, and one in Canada.

Fiscal Year

  The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The fiscal year ended March 31, 2000 included 53 weeks. The fiscal years ended March 26, 1999 and March 27, 1998 each included 52 week periods.

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

  During 2000 and 1999, the Company imported 20% and 25% of its products from the Far East, respectively.

Fair Values of Financial Instruments

  Fair values of cash and cash equivalents, accounts receivable, accounts payable, bankers acceptances and other short-term obligations approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

Cash Equivalents

  The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by major financial institutions.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Inventories

  The Company's inventories consist primarily of automotive after market collision replacement parts, paint and related items and bumpers. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Long-Lived Assets

  The Company reviews the reasonability of its long-lived assets, including goodwill, as required by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever significant events or changes occur which might impair the recovery of the recorded costs. The Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If impairment exists, the amount of such impairment is calculated based upon discounted cash flows or the market values compared to the recorded costs. In addition, the Company accounts for its long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.

  During fiscal 2000, the Company recorded an impairment reserve related to goodwill and covenants not to compete aggregating $3.3 million relating to certain acquisitions and an impairment reserve of approximately $600,000 relating to tooling acquired in an acquisition.

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

Investment

  In November 1999, the Company made an investment in GoMedia, Inc., a company which has developed an online business community, goClaims.com, addressing the automotive collision repair and claims processing market. The Company is accounting for its investment ($795,000) using the cost method of accounting.

Revenue Recognition

  The Company recognizes revenue from product sales at the time of delivery or shipment. The Company provides its customers the right to return products that are damaged or defective. The effect of these programs is estimated and current period sales and costs of sales are reduced accordingly.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

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

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. The Company must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of SAB 101 is the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company plans to apply SAB 101 effective April 1, 2000; however, the Company does not expect the application of SAB 101 to have a significant impact on its results of operations.

2. ACQUISITIONS

  In June 1998, the Company completed its acquisition of Republic. The Company issued approximately 2,907,000 shares of its common stock in exchange for the outstanding common stock of Republic (total purchase price of approximately $63.1 million using an average share price of $21.69). The fair value of the assets acquired approximated $41.9 million, net of approximately $28.8 million of liabilities assumed. The excess of the purchase price over assets acquired (goodwill) approximated $21.2 million and is being amortized over 30 years. The acquisition of Republic is being accounted for under the purchase method of accounting. At the time of the acquisition, Republic was engaged in the distribution of automotive mechanical hard parts and aftermarket collision replacement parts.

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

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The unaudited pro forma results of operations for the year ended March 26, 1999 and March 27, 1998, as though Republic had been combined with the Company at the beginning of fiscal 1998, is as follows (in thousands, except share and per share amounts):

                                                          March 26,   March 27,
                                                            1999        1998
                                                         ----------- -----------
   Net sales............................................ $   347,346     319,927
   Net income........................................... $    17,325      15,080
   Net income per share................................. $       .98         .89
   Weighted average shares outstanding diluted..........  17,649,000  17,012,000

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

  Effective January 1, 1998, Inteuro merged with and into the Company. An aggregate of 2,000,000 shares of the Company's common stock were issued in exchange for all of the issued and outstanding common stock of Inteuro. This transaction was accounted for as a pooling of interests and therefore, all prior period financial statements presented include Inteuro's historical activities. Inteuro used a December 31 year end. The Company's financial statements for fiscal 1998 combine the Company's consolidated financial statements for the year ended March 27, 1998, with Inteuro's financial statements for year ended December 31, 1997.

  For the quarter ended March 28, 1997, net income for Inteuro was $385,000, offset by S-Corp. distributions of $2,457,000, resulting in a net adjustment to retained earnings of $2,072,000. Revenue and expenses of $9,164,000 and $8,779,000, respectively, were recorded for the quarter ended March 28, 1997 for Inteuro which have not been reflected in the statement of operations.

  Prior to the merger, the net income of Inteuro had been taxed under subchapter "S" of the Internal Revenue Code, and therefore, did not reflect the corporate tax liability that was passed through to its shareholders. The proforma net income and earnings per share included herein reflect income tax expense of the combined companies at an estimated statutory rate of 39%.

  In connection with the merger with Inteuro, $442,000 of merger costs and expenses were incurred and have been charged to operations for the year ended and March 27, 1998. The merger costs and expenses consisted primarily of legal, accounting, and investment banking fees.

3. GOODWILL AND OTHER INTANGIBLES

  Goodwill increased approximately $1,088,000, net of impairment losses recorded during fiscal 2000. Amortization expense for goodwill and other intangibles for the years ended March 31, 2000, March 26, 1999 and March 27, 1998 was $2,649,000, $2,050,000 and $967,000, respectively, and is included with depreciation and amortization expense.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

4. FINANCING ARRANGEMENTS

  The Company maintains a revolving line of credit with a commercial lender that provides a $30,000,000 unsecured credit facility that expires, as amended, in September 2000. Initial advances under the revolving line of credit are made with interest at the lender's prime rate; however, at the Company's option, all advances may be converted to LIBOR plus 0.75%--0.875%. The agreement also contains an unused line charge of 0.125%. At March 31, 2000, $12,500,000 was outstanding under the line of credit. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 31, 2000.

5. SHAREHOLDERS' EQUITY

  In June 1996, the Company completed its initial public offering of 1,500,000 shares at an offering price of $9.00 per share, which generated net proceeds of $11,622,000. In June 1997, the Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission, permitting the Company to sell additional shares of its common stock to the public. The Company and selling shareholders sold 2,610,000 shares each, at an offering price of $15.50 per share, which generated net proceeds to the Company of $37,776,000 (net of underwriter commissions and offering costs). The Company's proceeds from both offerings were used to pay down bank debt, to fund acquisitions and for working capital. Additionally, in August 1997, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 50,000,000.

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

  In February 2000, the Company issued a warrant to purchase 100,000 shares of the Company's stock, at an exercise price of $6.50 per share to a vendor. The warrant is exercisable starting in February 2001 through 2005, or through the date of dissolution of the agreement. Using the intrinsic value method, the Company recorded the warrant in Shareholders' equity at $236,000 and will amortize the expense over the period services are received from the vendor.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

6. EARNINGS PER SHARE

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

                                                          Year ended
                                                 -----------------------------
                                                 March 31, March 26, March 27,
                                                   2000      1999      1998
                                                 --------- --------- ---------
                                                  (in thousands, except share
                                                    and per share amounts)
   Numerator:
     Net income.................................  $ 9,809   $17,765   $14,233
                                                  -------   -------   -------
   Denominator:
     Denominator for basic earnings per share--
      weighted average
      shares....................................   15,899    16,784    13,915
                                                  -------   -------   -------
   Effect of dilutive securities:
     Employee stock options.....................       18       129       190
     Denominator for dilutive earnings per
      share--adjusted weighted average shares
      and assumed conversions...................   15,917    16,913    14,105
                                                  -------   -------   -------
   Basic earnings per share.....................  $  0.62   $  1.06   $  1.02
                                                  =======   =======   =======
   Diluted earnings per share...................  $  0.62   $  1.05   $  1.01
                                                  =======   =======   =======

  The warrant to purchase 100,000 shares had an exercise price greater than the average market price of common stock at March 31, 2000, and therefore was excluded from the computation of diluted earnings per share because the effect would be an antidilutive.

7. RELATED PARTY TRANSACTIONS

  The Company has entered into various property lease agreements with related parties, including certain of the Company's directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm's length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $1,373,000, $1,863,000 and $1,715,000 for 2000, 1999 and
1998, respectively, exclusive of the Company's obligation for property taxes and insurance.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

8. INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            March 31, March 26,
                                                              2000      1999
                                                            --------- ---------
                                                              (in thousands)
   Deferred tax assets:
     Uniform cost capitalization...........................  $1,423    $ 1,331
     Goodwill..............................................   2,542      1,183
     Inventory reserve.....................................     643        594
     Accrued expenses not currently deductible for tax.....   2,021      2,234
     Other, net............................................     196        305
                                                             ------    -------
       Total deferred tax assets...........................   6,825      5,647
   Deferred tax liabilities:
     Prepaid expenses......................................     (44)      (769)
     Tax depreciation over book............................     --        (488)
     Book/tax difference on pension accrual................     --      (1,071)
                                                             ------    -------
       Total deferred tax liabilities......................     (44)    (2,328)
                                                             ------    -------
       Net deferred tax assets.............................  $6,781    $ 3,319
                                                             ======    =======

  Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

                                                            Year ended
                                                   -----------------------------
                                                   March 31, March 26, March 27,
                                                     2000      1999      1998
                                                   --------- --------- ---------
                                                          (in thousands)
   Current:
     Federal......................................  $ 8,512   $ 7,136   $6,575
     State........................................    1,769     1,984    1,540
                                                    -------   -------   ------
                                                     10,281     9,120    8,115
   Deferred:
     Federal......................................   (3,090)    1,792     (514)
     State........................................     (372)      931     (104)
                                                    -------   -------   ------
                                                     (3,462)    2,723     (618)
                                                    -------   -------   ------
                                                     $6,819   $11,843   $7,497
                                                    =======   =======   ======

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

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

                                                          Year ended
                                                 -----------------------------
                                                 March 31, March 26, March 27,
                                                   2000      1999      1998
                                                 --------- --------- ---------
                                                        (in thousands)
   Income taxes at statutory tax rate...........  $5,821    $10,363   $ 7,606
   State income taxes, net of federal tax
    effect......................................     710      1,229       915
   S-Corp. earnings of Inteuro..................     --         --     (1,221)
   Non-deductible expenses......................     288        251       197
                                                  ------    -------   -------
                                                  $6,819    $11,843   $ 7,497
                                                  ======    =======   =======

9. EMPLOYEE BENEFIT PLANS

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

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The net periodic pension cost for all the Company's benefit plans was as follows:

                                    Pension Benefits          Other Benefits
                              ----------------------------- -------------------
                              March 31, March 26, March 27, March 31, March 26,
                                2000      1999      1998      2000      1999
                              --------- --------- --------- --------- ---------
                                               (in thousands)
Service cost................    $  67     $ 281     $  18      $ 5       $11
Interest cost...............      485       424       271       87        58
Amortization or unrecognized
 transition obligation or
 asset......................       --        --       120       --        --
Recognized gains or
 (losses)...................     (193)       29       489       --        --
Prior service cost
 recognized.................      130        --      (143)      --        --
Expected return on assets...     (284)     (500)     (224)      --        --
Gain or loss due to
 settlement or curtailment..       --        --      (427)      --        --
                                -----     -----     -----      ---       ---
                                $ 205     $ 234     $ 104      $92       $69
                                =====     =====     =====      ===       ===

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The following is a summary of the status of the funding of the plans:

                                         Pension Benefits     Other Benefits
                                        ------------------- -------------------
                                        March 31, March 26, March 31, March 26,
                                          2000      1999      2000      1999
                                        --------- --------- --------- ---------
                                                    (in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of
   year...............................   $ 8,140   $ 2,752   $ 1,107   $   --
  Benefit obligation from acquired
   company............................       --      4,311       --      1,235
  Service cost........................        67       281         5        11
  Interest cost.......................       485       424        87        58
  Plan participants' contributions....       --        --         12        13
  Actuarial losses (gains)............       (87)      690       (49)      (94)
  Settlement loss.....................       671       --        --        --
  Benefits paid.......................    (3,121)   (1,048)      (94)     (116)
  Plan amendments.....................      (324)      --        --        --
  Change in assumptions...............    (1,769)      730       --        --
                                         -------   -------   -------   -------
    Benefit obligation at end of
     year.............................   $ 4,062   $ 8,140   $ 1,068   $ 1,107
                                         =======   =======   =======   =======
Change in plan assets:
  Fair value of plan assets at
   beginning of year..................   $ 6,464   $ 3,015   $   --    $   --
  Actual return on plan assets........       284        26       --        --
  Acquisition.........................       --      4,266       --        --
  Company contributions...............       --        205       --        --
  Benefits paid.......................    (3,121)   (1,048)      --        --
                                         -------   -------   -------   -------
    Fair value of plan assets at end
     of year..........................   $ 3,627   $ 6,464   $   --    $   --
                                         =======   =======   =======   =======
Funded status:
  Funded status of the plan
   (underfunded)......................   $  (435)  $(1,676)  $(1,068)  $(1,107)
  Unrecognized net actuarial (gain)
   losses.............................       (39)    2,485      (143)      (94)
  Adjustment required to recognize
   minimum liability..................       --       (890)      --        --
                                         -------   -------   -------   -------
    Net amount recognized.............   $  (474)  $   (81)  $(1,211)  $(1,201)
                                         =======   =======   =======   =======
Amounts recognized in the statement of
 financial position:
  Prepaid pension cost................   $   --    $ 1,001   $   --    $   --
  Accrued benefit liability...........      (474)   (1,548)   (1,211)   (1,201)
  Intangible asset....................       --        466       --        --
                                         -------   -------   -------   -------
    Net amount recognized.............   $  (474)  $   (81)  $(1,211)  $(1,201)
                                         =======   =======   =======   =======

  In accordance with the provisions of SFAS No. 87, "Employers Accounting for Pensions," at March 26, 1999 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The liability has been offset by intangible assets to the extent possible. The balance of the liability of $890,000 was reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $363,000. No minimum pension liability exists at March 31, 2000.

  In determining the actuarial present value of projected benefit obligations for the Company's Plan, at March 31, 2000 and March 26, 1999, a discount rate of 5% was used. The Company Plan was "frozen" effective March 26, 1999 and therefore, there were no future compensation increases for the Plan for the periods subsequent to March 26, 1999. Effective June 30, 1999, the accrual of future benefits under the Republic defined

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

benefit plan was suspended. The defined benefit plans of the Company and Republic were merged on December 31, 1999. In determining the actuarial present value of projected benefit obligations for the merged plan at March 31, 2000, a discount rate of 8% was issued. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended March 31, 2000. The expected long-term annual rate of return on assets was 5% for the year ended March 26, 1999.

  The actuarial present value of projected benefit obligations at March 26, 1999 for the Republic pension plan, used a discount rate of 7%. The assumed future compensation increases for the Republic pension plan for the year ended March 26, 1999 was 5% and the expected long-term annual rate of return on assets was 9.5%.

  For the Health and Life Plans, the actuarial present value of benefit obligations at March 31, 2000 and March 26, 1999, assumed a discount rate of 8% and 7%, respectively. The assumed healthcare cost trend rate for 2000 and later was 8%. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                     1-Percentage 1-Percentage
                                                        Point        Point
                                                       Increase     Decrease
                                                     ------------ ------------
                                                          (in thousands)
   Effect on the total of service cost and interest
    cost components in
    fiscal 2000.....................................     $ 8          $ (7)
   Effect on the postretirement benefit obligation
    as of March 31, 2000............................     $50          $(43)

  The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $1,074,000, $1,058,000 and $982,000 as of March 31, 2000, March 26, 1999 and March 27,
1998, respectively.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

10. STOCK COMPENSATION PLANS

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

                                                                     Weighted
                                                                     Average
                   Stock Option Plan                     Shares   Exercise Price
                   -----------------                    --------  --------------
Outstanding at March 28, 1997..........................  432,000      $11.90
  Granted..............................................  232,000       17.13
  Exercised............................................  (47,250)      10.72
  Expired..............................................  (28,500)      13.22
                                                        --------      ------
Outstanding at March 27, 1998..........................  588,250       13.99
  Granted..............................................  390,000       19.30
  Exercised............................................ (168,525)      14.76
  Expired..............................................  (10,250)       9.16
                                                        --------      ------
Outstanding at March 26, 1999..........................  799,475       16.36
  Granted..............................................  395,000       14.13
  Exercised............................................  (11,400)       9.00
  Expired/Cancelled....................................  327,575       19.55
                                                        --------      ------
Outstanding at March 31, 2000                            855,500      $15.75
                                                        ========      ======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The following tabulation summarizes certain information concerning outstanding and exercisable options at March 31, 2000, March 26, 1999 and March 27, 1998:

                                                        Price Range
                                             ----------------------------------
                                                      $12.00-
                                              $9.00    $20.00  $20.375  $24.13
                                             -------- -------- ------- --------
Outstanding options as of March 27, 1998:
  Number outstanding........................  187,750  333,500  67,000      --
  Weighted average exercise price........... $   9.00 $  15.23 $20.375 $    --
  Weighted average remaining contractual
   life in years............................      8.2      8.3     9.4      --
Exercisable options:
  Number exercisable........................   67,500   57,125     --       --
  Weighted average exercise price........... $   9.00 $  14.71 $20.375 $    --
Outstanding options as of March 26, 1999:
  Number outstanding........................  150,600  436,875  67,000  145,000
  Weighted average exercise price........... $   9.00 $  15.75 $20.375 $  24.13
  Weighted average remaining contractual
   life in years............................      7.2      7.6     8.4      9.1
Exercisable options:
  Number exercisable........................   75,300  125,744  16,750      --
  Weighted average exercise price........... $   9.00 $  15.61 $20.375 $    --
Outstanding options as of March 31, 2000:
  Number outstanding........................  121,700  690,300  43,500      --
  Weighted average exercise price........... $   9.00 $  15.06 $20.375 $    --
  Weighted average remaining contractual
   life in years............................      6.2      7.9     7.4      --
Exercisable options:
  Number exercisable........................   96,275  321,675  21,750      --
  Weighted average exercise price........... $   9.00 $  15.93 $20.375 $    --

  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                   March 31, March 26, March 27,
                                                     2000      1999      1998
                                                   --------- --------- ---------
                                                       (In thousands, except
                                                        per share amounts)
   Pro forma:
     Net income...................................  $8,444    $17,009   $13,855
     Net income per share:
       Basic......................................  $  .53    $  1.01   $  1.00
       Diluted....................................  $  .53    $  1.01   $   .98

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The effects of applying SFAS No. 123 for purposes of determining pro forma net income and net income per share are not likely to be representative of the effects on reported net income for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                   March 31, March 26, March 27,
                                                     2000      1999      1998
                                                   --------- --------- ---------
   Risk free interest rate........................   5.24%     5.89%     5.58%
   Expected life in years.........................      4         4         4
   Expected volatility............................   49.6%     31.6%     25.5%
   Expected dividend yield........................   0.00%     0.00%     0.00%

11. COMMITMENTS AND CONTINGENCIES

  The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

  Future minimum lease payments, under noncancelable operating leases with initial terms of one year or more, are approximately as follows at March 31, 2000:

                                                       Related           Total
                                                        Party          Operating
                                                       Leases   Other   Leases
                                                       ------- ------- ---------
                                                            (in thousands)
   2000............................................... $1,475  $10,764  $12,239
   2001...............................................  1,523    8,901   10,424
   2002...............................................  1,540    6,548    8,088
   2003...............................................  1,352    4,494    5,845
   2004...............................................    837    2,526    3,363
   Thereafter.........................................    366    7,225    7,591
                                                       ------  -------  -------
   Total minimum rental payments...................... $7,093  $40,458  $47,550
                                                       ======  =======  =======

  Total rent expense amounted to $12,985,000, $10,695,000 and $7,054,000 for fiscal 2000, 1999 and 1998, respectively, exclusive of the Company's obligation for property taxes and insurance. Certain leases contain provisions for rent escalation that is being amortized on a straight-line basis over the lives of the leases.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

12. NON-RECURRING EXPENSES

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

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended March 31, 2000 and March 26, 1999.

                                                 Quarter Ended (1)
                                      ---------------------------------------
                                       July 2  October 1 December 31 March 31
                                      -------- --------- ----------- --------
                                          (In thousands, except per share
                                                     amounts)
2000:
Net Sales............................ $101,381  $92,501    $86,197   $92,387
Gross Profit.........................   44,906   39,283     37,227    39,209
Non-recurring expenses...............      --       --         --      3,881(2)
Net Income...........................    5,495    3,191      1,337      (214)
Net Income Per Share--Basic..........     0.33     0.20       0.09     (0.01)
Net Income Per Share--Diluted........     0.33     0.20       0.09     (0.01)

  Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

                                                  Quarter Ended (1)
                                      -----------------------------------------
                                      June 26 September 25 December 25 March 26
                                      ------- ------------ ----------- --------
                                      (In thousands, except per share amounts)
1999:
Net Sales............................ $69,872   $81,438      $84,017   $96,720
Gross Profit.........................  30,338    35,034       36,958    43,567
Non-recurring expenses...............     --        402          103     1,309
Net Income...........................   3,860     4,082        4,952     4,871
Net Income Per Share--Basic..........    0.26      0.23         0.28      0.28
Net Income Per Share--Diluted........    0.26      0.23         0.28      0.28

--------
(1) Fiscal 2000 contained 53 weeks and fiscal 1999 contained 52 weeks. The extra week in fiscal 2000 was in the quarter ended July 2, 2000.
(2) Consists of impairment expense related to goodwill, covenant not to compete and capitalized tooling (written off).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the directors and executive officers of the Company.

                                                                       Years
                                                                      Employed
             Name              Age             Position              by Company
             ----              ---             --------              ----------
 Ronald G. Brown.............  63  Chairman of the Board                 32(1)
 Charles J. Hogarty..........  59  President, Chief Executive            39
                                    Officer and Director
 Kim D. Wood.................  44  Vice President and President          18(1)
                                    and Chief Operating Officer of
                                    North Star
 John M. Palumbo.............  44  Vice President, Treasurer, and         4
                                    Chief Financial Officer
 Christopher Northup.........  40  Vice President--Sales and             17
                                    Marketing
 James C. Lockwood...........  62  Vice President--General Counsel        3
                                    and Secretary
 Timothy C. McQuay(2)(3).....  48  Director                             --
 Al A. Ronco(2)..............  64  Director                             --
 George E. Seebart(2)(3).....  71  Director                             --
 Keith M. Thompson(3)          60  Director                             --

--------
(1) Includes years of service at North Star.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

  RONALD G. BROWN was elected a director of the Company upon completion of the North Star Plating Company ("North Star") merger pursuant to the terms of the Merger Agreement and was elected as Chairman of the Board of Directors in May 1997. Mr. Brown served as President of North Star from its founding in 1968 until the North Star merger and he is currently the Vice-President-- Manufacturing of North Star. Mr. Brown has served as a member of the Board of Directors and Vice President of the Bumper Recycling Association of North America.

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

  KIM D. WOOD was elected President and Chief Operating Officer of North Star upon completion of the North Star merger in March 1997 and was elected a Vice President of the Company in May 1997. Mr. Wood served as Vice President of North Star from 1982 until the completion of the North Star merger. Mr. Wood is a director of the Certified Automotive Parts Association. From 1989 until 1999, a member of the Board of Directors of the Aftermarket Body Parts Association, serving as its Chairman from 1993 through 1995.

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

  TIMOTHY C. MCQUAY was appointed a director of the Company upon the completion of its initial public offering in June 1996. Mr. McQuay joined A.G. Edwards & Sons, Inc. as a Senior member of its Investment Banking Department in July 1997, where he is currently a Managing Director. From October 1994 to July 1997, he was Managing Director--Corporate Finance of Crowell, Weedon & Co. From May 1993 to October 1994, Mr. McQuay was Vice President, Corporate Development with Kerr Group, Inc., a NYSE-listed plastics manufacturing company. From May 1990 to May 1993, Mr. McQuay was Managing Director--Merchant Banking with Union Bank. Mr. McQuay is a director of Meade Instruments Corp., a publicly-held company.

  AL A. RONCO served as the Executive Vice President of the Company from 1987 until he retired in August 1998. He also served as Secretary of the Company from 1987 until he resigned that position in May 1997. From his joining the Company in 1959 until 1987, Mr. Ronco held various positions, including salesman, production manager, general manager and regional manager. Mr. Ronco has been a director of the Company since 1987.

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

  The Board of Directors has established an Audit Committee, whose members are currently Messrs. McQuay, Ronco and Seebart and a Compensation Committee whose members are Messrs. McQuay, Seebart and Thompson.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

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

 3.1.2(10)    Amendment to Amended and Restated Bylaws of the Registrant.
              [3.1.2]*

   3.2(2)     Restated Articles of Incorporation of the Registrant. [3.5]*

 3.2.1(8)     Amendment to Restated Articles of Incorporation of Registrant.
              [3.2.1]*

 3.2.2(10)    Amendment to Restated Articles of Incorporation of Registrant.
              [3.2.2]*

 3.2.3(12)    Certificate of Determination of Series A Junior Participating
              Preferred Stock. [4.2(A)]*

   4.1(2)     Form of stock certificate. [4.1]*

   4.2(12)    Rights Agreement dated as of February 10, 2000 [4.2]*

   4.3        Warrant to Purchase 100,000 shares of Common Stock dated February
              21, 2000.

  10.1(1)(A)  Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*

  10.2(3)(A)  Employment Agreement between North Star and Ronald G. Brown.
              [10.5]*

  10.3(3)(A)  Employment Agreement between North Star and Kim D. Wood. [10.6]*

  10.4(A) Employment Agreement between the Registrant and John M. Palumbo dated December 1, 1999.

  10.5(1)(A)  Indemnification Agreement dated June 20, 1996 between the
               Registrant and Charles J. Hogarty. [10.6]*

  10.6(1)(A)  Indemnification Agreement dated June 20, 1996, between the
               Registrant and John M. Palumbo. [10.9]*

  10.7(3)(A)  Indemnification Agreement between the Registrant and Ronald G.
              Brown. [10.12]*

  10.8(3)(A)  Indemnification Agreement between the Registrant and Kim D. Wood.
              [10.13]*

  10.9(1)(A)  Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan,
               together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

  10.10(7)(A) Amendment to Registrant's 1996 Stock Incentive Plan

  10.11(1) The Registrant's Employee Defined Benefit Pension Plan, as amended. [10.11]*

  10.12(1)    Lease Agreement, dated January 5, 1995, between V-JAC Properties,
               Ltd. and the Registrant. [10.14]*

  10.13(1)    Lease Agreement, dated January 5, 1995, between V-JAC Properties,
               Ltd. and the Registrant. [10.18]*


  Exhibit
    No.                                 Description
  -------                               -----------
 10.14(3)  Voting Agreement dated December 6, 1996, among the Registrant, North
            Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al
            A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

 10.15(3)  Credit Agreement dated March 25, 1997 between the Registrant and
            Mellon Bank, N.A. [10.38]*

 10.16(7)  Amendment No. 1 to Credit Agreement between the Registrant and
           Mellon Bank, N.A.

 10.17(7)  Amendment No. 2 to Credit Agreement between the Registrant and
           Mellon Bank, N.A.

 10.18(10) Amendment No. 3 to Credit Agreement between the Registrant and
           Mellon Bank, N.A. [10.25]*

 10.19(10) Amendment No. 4 to Credit Agreement between the Registrant and
           Mellon Bank, N.A. [10.26]*

 10.20(11) Amendment No. 5 to Credit Agreement between the Registrant and
           Mellon Bank, N.A. [a]*

 10.21(4)  Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

 10.22(4)  Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

 10.23(4)  Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star.
            [10.43]*

 10.24(4)  Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

 10.25(9)  Stock Acquisition Agreement dated August 3, 1998 by and among the
            Registrant, Republic Automotive Parts, Inc., Republic Automotive
            Parts Distribution, Inc. and General Parts, Inc. [2.1]*

 10.26(A)  Key Employee Salary Continuation Agreement between Registrant and
            James C. Lockwood dated April 11, 2000.

 21.1      Subsidiaries.

 23.1      Consent of Ernst & Young LLP, Independent Auditors.

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

(8) Filed as an exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.

(9) Filed as an exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on September 14, 1998.

(10) Filed as an exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.

(11) Filed as an exhibit to Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.

(12) Filed as an exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.

(A) A management contract or compensatory plan or arrangement as defined in
    Item 601 of Regulation S-K.

  (b) Reports on Form 8-K:

  On February 23, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to Item 5, Other Events.

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

                         KEYSTONE AUTOMOTIVE INDUSTRIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                         Additions
                                   ---------------------
                        Balance at Charged to Charged to
                        Beginning  Costs and    Other               Balance at
      Description        of Year    Expenses   Accounts  Deductions End of Year
      -----------       ---------- ---------- ---------- ---------- -----------
Year ended March 27,
 1998
  Allowance for
   uncollectible
   accounts............    $732       $372      $ --        $511      $  593
Year ended March 26,
 1999
  Allowance for
   uncollectible
   accounts............    $593       $601      $ 249       $481      $  962
Year ended March 31,
 2000
  Allowance for
   uncollectible
   accounts............    $962       $923      $ --        $738      $1,145

--------
(1) Uncollectible accounts written off, net of recoveries.

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to
                         Beginning  Costs and    Other               Balance at
      Description         of Year    Expenses   Accounts  Deductions End of Year
      -----------        ---------- ---------- ---------- ---------- -----------
Year ended March 27,
 1998
  Allowance for slow-
   moving inventory.....   $  510      $495      $ 629       $444      $1,190
Year ended March 26,
 1999
  Allowance for slow-
   moving inventory.....   $1,190      $251      $ 156       $ 75      $1,522
Year ended March 31,
 2000
  Allowance for slow-
   moving inventory.....   $1,522      $408      $ --        $290      $1,640

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

Dated: June 23, 2000

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

             Signature                              Title                     Date
             ---------                              -----                     ----

      /s/ Charles J. Hogarty         President, Chief Executive Officer   June 23, 2000
____________________________________  and Director
         Charles J. Hogarty

       /s/ John M. Palumbo           Vice President and Treasurer         June 23, 2000
____________________________________  (Principal Financial and Accounting
          John M. Palumbo             Officer)

       /s/ Ronald G. Brown           Director                             June 23, 2000
____________________________________
          Ronald G. Brown

      /s/ Timothy C. McQuay          Director                             June 23, 2000
____________________________________
         Timothy C. McQuay

                                     Director                             June   , 2000
____________________________________
            Al A. Ronco

      /s/ George E. Seebart          Director                             June 23, 2000
____________________________________
         George E. Seebart

                                     Director                             June   , 2000
____________________________________
         Keith M. Thompson

                                 EXHIBIT INDEX

 Exhibit No.                       Description                         Page No.
 -----------                       -----------                         --------
   4.3       Warrant to Purchase 100,000 shares of Common Stock
             dated February 21, 2000.
  10.4       Employment Agreement between the Registrant and John M.
             Palumbo dated December 1, 1999.
 10.26       Key Salary Continuation Agreement between Registrant
             and James C. Lockwood dated April 11, 2000.
  21.1       Subsidiaries.
  23.1       Consent of Ernst & Young LLP, independent auditors.
  27.1       Financial Data Schedule.