Form 10-Q
period 2000-06-30
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2000-08-14
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended:  June 30, 2000

                                       or

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934.

              For the Transition period from ________ to ________

                         Commission file number 0-28568

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


             California                              95-2920557
      -----------------------------           ----------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

                   700 East Bonita Avenue, Pomona, CA 91767
              (Address of principal executive offices) (Zip Code)

                                 (909) 624-8041
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ______.
                                        ---

The number of shares outstanding of the registrant's Common Stock, no par value, at June 30, 2000 was 14,399,345 shares.

This Form 10-Q contains 13 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----


PART I.                 FINANCIAL INFORMATION                                                   Page Number
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets                                                  3

                  June 30, 2000 (unaudited) and March 31, 2000

              Condensed Consolidated Statements of Income                                            4

                  Thirteen weeks ended June 30, 2000 (unaudited) and fourteen weeks ended July 2, 1999 (unaudited)

              Condensed Consolidated Statements of Cash Flows                                        5

                  Thirteen weeks ended June 30, 2000 (unaudited) and fourteen weeks ended July 2, 1999 (unaudited)

              Notes to Condensed Consolidated Financial Statements (unaudited)                       6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  7

Item 3.       Quantitative and Qualitative Disclosure About Market Risks                            10


PART II                 OTHER INFORMATION

Item 1.       Legal Proceedings                                                                     11

Item 2.       Changes in Securities and use of proceeds                                             11

Item 3.       Defaults upon Senior Securities                                                       11

Item 4.       Submission of Matters to a Vote of Security Holders                                   11

Item 5.       Other Information                                                                     11

Item 6.       Exhibits and Reports on Form 8-K                                                      12

Signatures                                                                                          13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                         June 30, 2000               March 31, 2000
                                                                                          (Unaudited)                    (Note)
                                                                                         -------------              --------------
                                                 ASSETS
Current Assets:
     Cash and cash equivalents                                                             $     3,642                 $    2,884
     Acounts receivable, net of allowance of $1,200 at June 2000 and $1,145
      at  March 2000                                                                            26,377                     27,644
     Inventories, primarily finished goods                                                      80,289                     80,176
     Other current assets                                                                        6,995                      7,317
                                                                                           -----------                 ----------
                  Total current assets                                                         117,303                    118,021

Plant, property and equipment, net                                                              24,133                     23,589
Goodwill, net of accumulated amortization of $3,549 at June 2000 and $3,274
 at March 2000                                                                                  34,785                     35,204
Other intangibles, net of accumulated amortization of $2,759 at June 2000
 and $3,123 at March 2000                                                                        1,498                      1,647
Other assets                                                                                     5,017                      5,356
                                                                                           -----------                 ----------
   Total Assets                                                                            $   182,736                 $  183,817
                                                                                           ===========                 ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Credit facility                                                                       $    16,078                 $   12,500
     Accounts payable                                                                           11,078                     12,693
     Accrued liabilities                                                                         5,050                      6,559
     Current portion of long-term debt                                                             129                        117
                                                                                           -----------                 ----------
                    Total current liabilities                                                   32,335                     31,869

     Long-term debt, less current portion                                                           79                         68
     Other long-term liabilities                                                                 1,705                      1,685

Shareholders' Equity:
     Preferred stock, no par value:
        Authorized shares--3,000,000
        None issued and outstanding                                                                 --                         --
     Common stock, no par value:
        Authorized shares--50,000,000
        Issued and outstanding shares 14,399,000 at June 2000 and
         14,892,000 at March 2000                                                               78,773                     81,817
        Warrant                                                                                    236                        236
      Additional paid-in capital                                                                 1,260                      1,260
      Retained earnings                                                                         68,348                     66,882
                                                                                           -----------                 ----------
                    Total shareholders' equity                                                 148,617                    150,195
                                                                                           -----------                 ----------
                    Total liabilities and shareholders' equity                             $   182,736                 $  183,817
                                                                                           ===========                 ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE: The balance sheet at March 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
                     (In thousands, except share amounts)
                                  (Unaudited)

                                                           Thirteen              Fourteen
                                                          Weeks Ended          Weeks Ended
                                                         June 30, 2000         July 2, 1999
                                                         -------------        --------------
  Net sales                                              $      86,612        $      101,381
  Cost of sales                                                 49,674                56,475
                                                         -------------        --------------
  Gross profit                                                 36,938                 44,906

  Operating expenses:
       Selling and distribution expenses                       26,937                 28,574
       General and administrative                               7,658                  7,657
                                                         ------------         --------------
  Operating income                                              2,343                  8,675
  Other income                                                    438                    686
  Interest expense                                               (296)                   (48)
                                                         ------------         --------------
  Income before income taxes                                    2,485                  9,313
  Income taxes                                                  1,019                  3,818
                                                         ------------         --------------
  Net income                                             $      1,466         $        5,495
                                                         ============         ==============

  Earnings per share:
      Basic                                                     $0.10         $         0.33
                                                         ============         ==============
      Diluted                                                   $0.10         $         0.33
                                                         ============         ==============

Weighted average shares outstanding:

      Basic                                                14,557,000             16,728,000
                                                         ============         ==============
      Diluted                                              14,557,000             16,818,000
                                                         ============         ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                      Thirteen               Fourteen
                                                                                    Weeks Ended            Weeks Ended
                                                                                   June 30, 2000           July 2, 1999
                                                                                 --------------------------------------
Operating activities:
Net income                                                                            $   1,466            $    5,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                             1,724                 1,831
Provision for losses on uncollectible accounts                                               55                    33
Provision for losses on inventory                                                            --                    90
Loss/(gain) on sale of assets                                                               (26)                   20
Changes in operating assets and liabilities:
     Accounts receivable                                                                  1,211                   809
     Inventories                                                                           (113)               (2,909)
     Other assets                                                                           675                 1,459
     Accounts payable                                                                    (1,614)                 (597)
     Accrued liabilities                                                                 (1,488)               (1,003)
                                                                                      ---------            ----------
Net cash provided by operating activities                                                 1,890                 5,228

Investing activities:
Proceeds from sale of assets                                                                 48                    24
Purchases of property, plant and equipment                                               (1,737)               (2,007)
Cash paid for acquisitions                                                                   --                (5,660)
                                                                                      ---------            ----------
Net cash used in investing activities                                                    (1,689)               (7,643)

Financing activities:
Bankers acceptances other short-term debt, net                                               --                (2,961)
Other debt, net                                                                              23                   (50)
Borrowings on credit facility                                                             3,578                    --
Repurchases of common stock                                                              (3,044)               (5,543)
Net proceeds on option exercise                                                              --                    74
                                                                                      ---------            ----------
Net cash provided (used in) by financing activities                                         557                (8,480)
                                                                                      ---------            ----------

Net increase (decrease) in cash and cash equivalents                                        758               (10,895)

Cash and cash equivalents at beginning of period                                          2,884                17,784
                                                                                      ---------            ----------
Cash and cash equivalents at end of period                                            $   3,642            $    6,889
                                                                                      =========            ==========

Supplemental disclosures
     Interest paid during the period                                                  $     264            $       47
     Income taxes paid during the period                                              $      67            $      369
                                                                                      =========            ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)
                                 June 30, 2000

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 13 week period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 2000, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.

2.   Fiscal Year

     The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The quarters ended June 30, 2000 and July 2, 1999 included thirteen and fourteen week periods, respectively.

3.   Income Taxes

     The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.   New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137 -- "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," for one year. The Company must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

     In June 2000, the Securities and Exchange Commission ("SEC") amended Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The revised effective date of SAB 101 is the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has not yet made a final determination of its impact on the financial statements.

5.   Acquisitions

     During the 14-week period ended July 2, 1999, Keystone acquired two companies for approximately $5.7 million in cash. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $942,000 and has been recorded as goodwill and is being amortized over 15 years. The unaudited pro forma results for fiscal 2000, assuming these two acquisitions had been made at the beginning of fiscal 2000, would not be materially different from the results presented above. No acquisitions were completed during the quarter ended June 30, 2000.

6.   Shareholders Equity

     In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through June 30, 2000, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.11 per share.
Approximately 493,000 shares at an average cost of $6.17 were repurchased during the June quarter.

                       KEYSTONE AUTOMOTIVE INDUSTRIES, INC.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein and in the Company's Form 10-K for the year ended March 31, 2000, on file with the Securities and Exchange Commission.

General
-------

     The results of operations for the quarter ended June 30, 2000 (the "2000 Quarter") reflect a 13 week period whereas the comparable quarter in the prior fiscal year (the "1999 Quarter") reflects a 14 week period. Consequently, comparisons of these results may not be meaningful.

     In addition, the results of operations for the 2000 Quarter include the results with respect to the four acquisitions completed during fiscal 2000 accounted for as "purchases." The 1999 Quarter does not include any results of operations for two of the four acquired entities and includes results of operations from the other two acquisitions for only a portion of the quarter. Such acquisitions include the acquisition of (i) the assets of Quality Bumpers, LLC completed on May 3, 1999, (ii) assets and stock of the Nordan Products group of companies completed on May 10, 1999, (iii) certain assets of Supreme Bumpers, Inc. completed on October 1, 1999 and (iv) Auto Body Supply Co., Inc. completed on November 1, 1999.

     As a result of the verdict in the State Farm class action in October 1999 and the fact that numerous other class actions are pending, State Farm, Nationwide Insurance and Farmers Insurance have temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. See Item 5 below. These suspensions had a material, adverse effect on the Company's revenues and earnings during the 2000 Quarter.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
Results of Operations
---------------------
     The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                               Thirteen          Fourteen
                                              Weeks Ended       Weeks Ended
                                             June 30, 2000      July 2, 1999
                                          ------------------------------------
Net sales                                            100.0%            100.0%
Cost of sales                                         57.4              55.7
                                                     -----             -----
Gross profit                                          42.6              44.3
Selling and distribution expenses                     31.1              28.2
General and administrative expenses                    8.8               7.6
Other income                                           0.5               0.7
Interest (expense)                                    (0.3)             (0.0)
                                                     -----             -----
Income before income taxes                             2.9               9.2
Income taxes                                           1.2               3.8
                                                     -----             -----
Net income                                             1.7%              5.4%
                                                     =====             =====

Thirteen weeks ended June 30, 2000 compared to fourteen weeks ended July 2, 1999
--------------------------------------------------------------------------------

     Net sales were $86.6 million for the quarter ended June 30, 2000 (the "2000 Quarter") compared to $101.4 million for the quarter ended July 2, 1999 (the "1999 Quarter"), a decrease of $14.8 million or 14.6%. This decrease was due in part to the 13 week period in the 2000 Quarter as compared to 14 weeks in the 1999 Quarter, as well as decreases in sales of body parts and bumpers. During the 2000 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), decreased by $8.6 million, sales of new and recycled bumpers decreased by $6.1 million and sales of paint and related materials increased by $331,000, which changes represent decreases of approximately 19% and 19%, and an increase of 2%, respectively, over the 1999 Quarter. The decreases were attributable primarily to the shorter quarter in fiscal 2001 and the impact of the State Farm case. See "Item 5" below. In addition, the Company sold approximately $6.1 million of remanufactured alloy wheels in the 2000 Quarter compared to $5.7 million in the prior year period, an increase of 6.9%.

     Gross profit decreased in the 2000 Quarter to $36.9 million (42.6% of net sales) from $44.9 million (44.3% of net sales) in the 1999 Quarter, a decrease of 17.8%, primarily as a result of the decrease in net sales. The Company's decrease in gross profits as a percentage of net sales in the 2000 Quarter reflects the continued fluctuation in cost of sales, generally because of factors such as lower sales, product mix and competition.

     Selling and distribution expenses decreased to $26.9 million (31.1% of net sales) in the 2000 Quarter from $28.6 million (28.2% of net sales) in the 1999 Quarter, a decrease of 5.7%. The increase in these expenses as a percentage of net sales was generally the result of certain fixed costs being spread over reduced sales and the fixed nature of certain of these costs.

     General and administrative expenses remained at $7.7 million (8.8% of net sales) in the 2000 Quarter compared to $7.7 million (7.6% of net sales) in the 1999 Quarter. The increase in these expenses as a percentage of net sales was generally the result of reduced sales and the fixed nature of certain of these costs.

Variability of Quarterly Results and Seasonality

  The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of the Company's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period from December to April. The impact of seasonality may be reduced somewhat in the future as the Company continues to become more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.


Liquidity and Capital Resources

  The Company's primary need for funds has been to finance the growth of inventory and accounts receivable, the stock buyback program, capital expenditures and acquisitions. At June 30, 2000, working capital was $85.0 million compared to $86.2 million at March 31, 2000. Historically, the Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

  The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in September 2000. Advances under the revolving line of credit bear interest at LIBOR plus 0.75%-0.875%. At August 1, 2000, $20.1 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in a loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of June 30, 2000, and as of the date of the filing of this Quarterly Report. The Company believes that it will be able to renew the credit facility on substantially similar terms.

  During fiscal 1999, the Company initiated a stock repurchase program. Through June 30, 2000, an aggregate of 3.5 million shares had been repurchased at an average per share price of $13.11. During the quarter, the Company repurchased approximately 493,000 shares of its common stock at an average price of $6.17.

  During the 2000 Quarter, the Company's cash and cash equivalents increased by $758,000. This increase is the result of an increase in (i) cash provided by operating activities of $1.9 million from a variety of sources, primarily net income and (ii) cash provided by financing activities of $557,000, primarily as a result of borrowings under the Company's credit facility offset by the repurchase of shares of the Company's Common Stock. These increases were partially offset by decreases in cash used in investing activities of $1.7 million, primarily related to the purchase of property, plant and equipment.

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


New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137 -- "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," for one year. The Company must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

         In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The revised effective date of SAB 101 is the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has not yet made a final determination of its impact on the financial statements.


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

          At the present time, lawsuits are pending in a number of states against several insurance companies alleging violation of contractual provisions and various laws and statutes relating to the specification of non-OEM crash parts in connection with the repair of damaged vehicles. These cases have been brought as class actions and generally involve two different legal theories. One line of cases is similar to State Farm contending that non-OEM crash parts do not restore a vehicle to their "pre-loss condition" as provided for in the insurance policy. The other theory is that of "diminished value," with the contention being that in addition to repairing the vehicle, the owner should be compensated for the difference between the pre-loss value and the value after the vehicle is repaired. In at least one pending action, the Company believes that the Certified Aftermarket Parts Association (CAPA) has been joined as a defendant in connection with their certification of non-OEM crash parts.

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

          In addition, a U.S. Congressman has requested that the General Accounting Office ("GAO") review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO report is anticipated by this fall.

     Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be
installed on an enterprise-wide basis.   To date, the Company has expended an
aggregate of approximately $7.5 million on software implementation relating to the installation of the new enterprise software package and estimates that it will spend an additional $2.5 million over the next 12 to 18 months. As the Company is still in the implementation phase and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow or the sale of assets and it is anticipated that future costs will be paid from existing working capital, cash flow from operations or borrowings under the Company's line of credit.

     At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns, will be installed and operating company-wide in 18 to 24 months. The estimated costs of the projects described above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the inherent difficulty in integrating new computer systems into the Company's existing operations.

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


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.   Exhibits
               Exhibit 27 - Financial Data Schedule
          b.   Reports on form 8-K - None

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

     Date:  August 14, 2000