Form 10-Q
period 2000-09-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2000-11-13
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

              For the quarterly period ended: September 29, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934.

              For the Transition period from ________ to ________

                        Commission file number 0-28568

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                               95-2920557
-----------------------------                 ------------------------------
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

The number of shares outstanding of the registrant's Common Stock, no par value, at September 29, 2000 was 14,399,345 shares.

This Form 10-Q contains 15 pages.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.             FINANCIAL INFORMATION                                                       Page Number
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets September 29, 2000 (unaudited) and March 31, 2000   3

          Condensed Consolidated Statements of Income Thirteen weeks (unaudited) and twenty-six weeks ended September 29, 2000 (unaudited) Thirteen weeks (unaudited) and twenty-seven
            weeks ended October 1, 1999 (unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows Twenty-six weeks ended
            September 29, 2000 (unaudited) and Twenty-seven weeks ended October 1,
            1999 (unaudited)                                                                        5

          Notes to Condensed Consolidated Financial Statements (unaudited)                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     7
Item 3.   Quantitative and Qualitative Disclosure About Market Risks                               10

PART II             OTHER INFORMATION

Item 1.   Legal Proceedings                                                                        11
Item 2.   Changes in Securities                                                                    11
Item 3.   Defaults upon Senior Securities                                                          11
Item 4.   Submission of Matters to a Vote of Security Holders                                      11
Item 5.   Other Information                                                                        11
Item 6.   Exhibits and Reports on Form 8-K                                                         13
Signatures                                                                                         14

   PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements
            ----------------------

                     Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                        September 29, 2000       March 31, 2000
                                                                                           (Unaudited)               (Note)
                                                                                       ---------------------    -----------------
                                            ASSETS
Current Assets:
     Cash and cash equivalents                                                                     $  3,589             $  2,884
     Accounts receivable, net of allowance of $1,232 at September 2000 and $1,145
         at March 2000                                                                               26,393               27,644
     Inventories, primarily finished goods                                                           80,612               80,176
     Other current assets                                                                             7,125                7,317
                                                                                       ---------------------    -----------------
        Total current assets                                                                        117,719              118,021

Plant, property and equipment, net                                                                   25,529               23,589
Goodwill, net of accumulated amortization of $3,957 at September 2000 and $3,274 at
     March 2000                                                                                      34,371               35,204
Other intangibles, net of accumulated amortization of $2,025 at September 2000 and
      $3,123 at March 2000                                                                            1,354                1,647
Other assets                                                                                          5,000                5,356
                                                                                       ---------------------    -----------------
   Total Assets                                                                                    $183,973             $183,817
                                                                                       =====================    =================
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Credit facility                                                                               $ 16,838             $ 12,500
     Accounts payable                                                                                 9,998               12,693
     Accrued liabilities                                                                              6,304                6,559
     Current portion of long-term debt                                                                  160                  117
                                                                                       ---------------------    -----------------
        Total current liabilities                                                                    33,300               31,869
     Long-term debt, less current portion                                                                68                   68
     Other long-term liabilities                                                                      1,629                1,685

Shareholders' Equity:
     Preferred stock, no par value:
        Authorized shares--3,000,000
        None issued and outstanding                                                                      --                   --
     Common stock, no par value:
        Authorized shares--50,000,000
        Issued and outstanding shares 14,399,000 at September 2000 and 14,892,000
         at March 2000                                                                               78,773               81,817
        Warrant                                                                                         236                  236
     Additional paid-in capital                                                                       1,260                1,260
     Retained earnings                                                                               68,707               66,882
                                                                                       ---------------------    -----------------
        Total shareholders' equity                                                                  148,976              150,195
                                                                                       ---------------------    -----------------
        Total liabilities and shareholders' equity                                                 $183,973             $183,817
                                                                                       =====================    =================

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

                     Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                              Thirteen             Thirteen           Twenty-six          Twenty-seven
                                             Weeks Ended          Weeks Ended         Weeks Ended          Weeks Ended
                                             September 29,         October 1,         September 29,        October 1,
                                                2000                 1999                 2000                1999
                                         -------------------------------------------------------------------------------
   Net sales                                      $ 82,834            $ 92,501             $ 169,445          $ 193,882

   Cost of sales                                    48,312              53,218                97,986            109,693
                                         -----------------     ---------------     -----------------     --------------
   Gross profit                                     34,522              39,283                71,459             84,189

   Operating expenses:

      Selling and distribution expenses             26,594              26,848                53,530             55,422

      General and administrative                     7,457               7,566                15,115             15,223
                                         -----------------     ---------------     -----------------     --------------
   Operating income                                    471               4,869                 2,814             13,544

   Other income                                        535                 633                   973              1,319

   Interest expense, net                              (396)                (93)                 (692)              (141)
                                         -----------------     ---------------     -----------------     --------------
   Income before income taxes                          610               5,409                 3,095             14,722

   Income taxes                                        251               2,218                 1,269              6,036
                                         -----------------     ---------------     -----------------     --------------
   Net income                                     $    359            $  3,191             $   1,826          $   8,686
                                         =================     ===============     =================     ==============

   Earnings per share:

      Basic                                       $   0.02            $   0.20             $    0.13          $    0.53
                                         =================     ===============     =================     ==============
      Diluted                                     $   0.02            $   0.20             $    0.13          $    0.53
                                         =================     ===============     =================     ==============

   Weighted average shares outstanding:

      Basic                                     14,399,000          16,117,000            14,478,000         16,435,000
                                         =================     ===============     =================     ==============

      Diluted                                   14,408,000          16,219,000            14,486,000         16,520,000
                                         =================     ===============     =================     ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                    Twenty-six Weeks         Twenty-seven
                                                                                     Ended September         Weeks Ended
                                                                                        29, 2000           October 1, 1999
                                                                                    -----------------------------------------
Operating activities
Net income                                                                                    $ 1,826                $ 8,686
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                                   3,622                  3,597
Provision for losses on uncollectible accounts                                                     87                    207
Provision for losses on inventory                                                                  --                    339
(Gain) Loss on sale of assets                                                                     (47)                    24
Changes in operating assets and liabilities:
     Accounts receivable                                                                        1,164                  1,024
     Inventories                                                                                 (436)                (8,255)
     Other assets                                                                               1,446                  1,929
     Accounts payable and accrued liabilities                                                  (3,005)                 2,026
                                                                                    ------------------    -------------------

Net cash provided by (used in) operating activities                                             4,657                  9,577

Investing activities
Proceeds from sale of assets                                                                       87                     48
Purchases of property, plant and equipment                                                     (5,375)                (3,585)
Cash paid for acquisitions                                                                         --                 (7,748)
                                                                                    ------------------    -------------------
Net cash (used in) investing activities                                            (5,288)               (11,285)

Financing activities
Borrowings on credit facility                                                                   4,338                  8,000
Bankers acceptances and other short-term debt, net                                                 --                 (2,961)
Borrowings on long-term debt                                                                       42                     46
Repurchases of common stock                                                                    (3,044)               (14,899)
Net proceeds on option exercise                                                                    --                    101
                                                                                    ------------------    -------------------
Net cash provided by (used in) financing activities                                             1,336                 (9,713)
                                                                                    ------------------    -------------------

Net increase (decrease) in cash and cash equivalents                                              705                (11,421)

Cash and cash equivalents at beginning of period                                                2,884                 17,784
Cash and cash equivalents at end of period                                                    $ 3,589                $ 6,363
                                                                                    ==================    ===================

Supplemental disclosures
     Interest paid during the period                                                          $   478                $   137
     Income taxes paid during the period                                                      $ 1,250                $ 6,938
                                                                                    ==================    ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                              September 29, 2000

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 26 week period ended September 29, 2000 are not necessarily indicative of the results that may be expected for the full year ending March 30, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 2000, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.

2.       Fiscal Year

         The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The six month periods ended September 29, 2000 and October 1, 1999, included twenty-six and twenty-seven week periods, respectively.

3.       Income Taxes

         The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.       New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133-- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," for one year. The Company must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

         In June 2000, the Securities and Exchange Commission ("SEC") amended Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The revised effective date of SAB 101 is the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has not yet made a final determination of its impact on the financial statements.

5.       Acquisitions

         During the 27-week period ended October 1, 1999, Keystone acquired three companies for approximately $7.7 million in cash. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $1.4 million and has been recorded as goodwill and is being amortized over 15 years. The unaudited pro forma results for fiscal 2000, assuming these three acquisitions had been made at the beginning of fiscal 2000, would not be materially different from the results presented above. No acquisitions were completed during the six months ended September 29, 2000.

6.       Shareholders Equity

         In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through September 29, 2000, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.11 per share. Approximately 493,000 shares at an average cost of $6.13 were repurchased during the six months ended September 29, 2000.

         In August 2000, the Board of Dirctors of the Company granted officers, employees and outside directors stock options to purchase an aggregate of 714,000 shares of Common Stock at an exercise price of $5.53 per share. Substantially all of these options vest in equal installments over four years.

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

General
-------

         The results of operations for the six months ended September 29, 2000 (the "2000 Six Months") reflect a 26-week period whereas the comparable six months in the prior fiscal year (the "1999 Six Months") reflects a 27-week period. Consequently, comparisons of these results may not be meaningful.

         In addition, the results of operations for the 2000 Six Months include the results with respect to the four acquisitions completed during fiscal 2000 accounted for as "purchases." The 1999 Six Months does not include any results of operations for two of the four acquired entities and includes results of operations from the other two acquisitions for only a portion of the period. Such acquisitions include the acquisition of (i) the assets of Quality Bumpers, LLC completed on May 3, 1999, (ii) the assets and stock of the Nordan Products group of companies completed on May 10, 1999, (iii) certain assets of Supreme Bumpers, Inc. completed on October 1, 1999 and (iv) certain assets of Auto Body Supply Co., Inc. completed on November 1, 1999.

         As a result of the verdict in the State Farm class action in October 1999 and the fact that numerous other class actions are pending, State Farm and certain other insurance companies temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. However, recently two of these insurance companies have indicated that they intend to once again include certain aftermarket collision parts on repair estimates, subject to stringent quality control standards. See Item 5 below. These suspensions had a material, adverse effect on the Company's revenues and earnings during the 2000 Six Months.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations
---------------------

         The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                                      Thirteen            Thirteen          Twenty-six        Twenty-seven
                                                     Weeks Ended         Weeks Ended        Weeks Ended       Weeks Ended
                                                    September 29,         October 1,       September 29,       October 1,
                                                         2000               1999              2000                1999
                                                 ----------------- ------------------- ------------------- -------------------
Net sales                                                 100.0%             100.0%            100.0%              100.0%
Cost of sales                                              58.3               57.5              57.8                56.6
                                                           ----               ----              ----                ----
Gross profit                                               41.7               42.5              42.2                43.4
Selling and distributio expenses                           32.1               29.0              31.7                28.5
General and administrative expenses                         9.0                8.2               8.9                 7.9
Other income                                                0.6                0.7               0.6                 0.7
Interest expense, net                                       0.5                0.1               0.4                 0.1
                                                            ---                ---               ---                 ---
Income before income taxes                                  0.7                5.9               1.8                 7.6
Income taxes                                                0.3                2.4               0.7                 3.1
                                                            ---                ---               ---                 ---
Net income                                                  0.4%               3.5%              1.1%                4.5%
                                                            ====               ====              ====                ====

Thirteen weeks ended September 29, 2000 compared to thirteen weeks ended
------------------------------------------------------------------------
October 1, 1999
---------------

         Net sales were $82.8 million for the quarter ended September 29, 2000 (the "2000 Quarter") compared to $92.5 million for the quarter ended October 1, 1999 (the "1999 Quarter"), a decrease of $9.7 million or 10.5%. This decrease was due primarily to decreases in sales of automotive body parts and bumpers. During the 2000 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), decreased by $5.0 million, sales of new and recycled bumpers decreased by $5.2 million and sales of paint and related materials increased by $1.1 million, which changes represent decreases of approximately 12.5% and 17.6% and an increase of 7.5%, respectively, over the 1999 Quarter. In addition, the Company sold approximately $5.5 million of remanufactured alloy wheels in the 2000 Quarter compared to $5.3 million in the prior year period, an increase of 3.9%. The decreases were attributable primarily to the impact of the State Farm case. See "Item 5" below.

         Gross profit decreased in the 2000 Quarter to $34.5 million (41.7% of net sales) from $39.3 million (42.5% of net sales) in the 1999 Quarter, a decrease of $4.8 million or 12.1%, primarily as a result of the decrease in net sales. The Company's decrease in gross profit as a percentage of net sales in the 2000 Quarter reflects the continued fluctuation in cost of sales, primarily because of factors such as product mix and competition. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

         Selling and distribution expenses decreased to $26.6 million (32.1% of net sales) in the 2000 Quarter from $26.8 million (29.0% of net sales) in the 1999 Quarter, a decrease of 1.0%. The increase in these expenses as a percentage of net sales was generally the result of moving and consolidation costs and higher fuel costs as well as reduced sales.

         General and administrative expenses decreased to $7.5 million (9.0% of net sales) in the 2000 Quarter compared to $7.6 million (8.2% of net sales) in the 1999 Quarter, a decrease of 1.4%. The increase in these expenses as a percentage of net sales was generally the result of reduced sales and the fixed nature of certain of these costs.

         Net income decreased to $359,000 (0.4% of net sales) in the 2000 Quarter from $3.2 million (3.5% of net sales) in the 1999 Quarter. The decrease is primarily attributable to the decrease in net sales, which resulted in lower gross profits and higher operating expenses as a percentage of net sales.

Twenty-six weeks ended September 29, 2000 compared to twenty-seven weeks ended
------------------------------------------------------------------------------
October 1, 1999
---------------

         Net sales were $169.4 million for the twenty-six weeks ended September 29, 2000 (the 2000 Six Months") compared to $193.9 million for the twenty-seven weeks ended October 1, 1999 (the "1999 Six Months"), a decrease of $24.4 million or 12.6%. In addition to a one week shorter period, this decrease was made up of decreases of $13.3 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts) and $11.7 million in sales of new and recycled bumpers and an increase of $1.4 million in sales of paint and related materials, which changes represent decreases of approximately 15.8% and 18.8% and an increase of 4.8%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $11.7 million of remanufactured alloy wheels in the 2000 Six Months compared to $11.0 million in the 1999 Six Months, an increase of 5.9%. The decreases were primarily as a result of the impact of the State Farm case.

         Gross profit decreased in the 2000 Six Months to $71.5 million (42.2% of net sales) from $84.2 million (43.4% of net sales) in the 1999 Six Months, a decrease of $12.7 million or 15.1%, primarily as a result of the decrease in net sales. While the Company's gross profit margin improved during the 1999 Six Months, compared to the comparable period of the prior fiscal year, due in part to the increased purchasing leverage (a direct result of acquisitions), internal growth and the strengthening of the U.S. dollar relative to the Taiwanese dollar, gross margins declined during the 2000 Six Months primarily as a result of a change in product mix and competition. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

         Selling and distribution expenses decreased to $53.5 million (31.7% of net sales) in the 2000 Six Months from $55.4 million (28.6% of sales) in the 1999 Six Months, a decrease of 3.4%. The increase in these expenses as a percentage of net sales was generally the result of moving and consolidation expenses and higher fuel costs, as well as reduced net sales.

         General and administrative expenses decreased to $15.1 million (8.9% of net sales) in the 2000 Six Months from $15.2 million (7.9% of net sales) in the 1999 Six Months, a decrease of 0.7%. The increase in these expenses as a percentage of net sales was primarily the result of reduced net sales and the fixed nature of certain of these costs.

         Net income decreased to $1.8 million (1.1% of net sales) in the 2000 Six Months from $8.7 million (4.5% of net sales) in the 1999 Six Months. The decrease in net income as a percentage of net sales was primarily the result of the decrease in net sales.

Variability of Quarterly Results and Seasonality

     The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due primarily to the seasonal nature of the Company's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period from December to April. The impact of seasonality may be reduced somewhat in the future as the Company continues to become more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

     Historically, the Company's primary need for funds has been to finance the growth of inventory and accounts receivable, the stock buyback program, capital expenditures and acquisitions. At September 29, 2000, working capital was $84.4 million compared to $86.2 million at March 31, 2000. The Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

     The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in October 2001. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At September 29, 2000, $16.8 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in a loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of September 29, 2000, and as of the date of the filing of this Quarterly Report.

     During fiscal 1999, the Company initiated a stock repurchase program. Through September 29, 2000, an aggregate of 3.5 million shares had been repurchased at an average per share price of $13.11. During the 2000 Six Months, the Company repurchased approximately 493,000 shares of its common stock at an average price of $6.13.

     During the 2000 Six Months, the Company's cash and cash equivalents increased by $705,000. This increase is the result of an increase in (i) cash provided by operating activities of $4.7 million from a variety of sources, primarily net income after adding back depreciation and amortization, and (ii) cash provided by financing activities of $1.3 million, primarily as a result of borrowings under the Company's credit facility offset by the repurchase of shares of the Company's Common Stock. These increases were partially offset by a decrease in cash used in investing activities of $5.3 million, primarily related to the purchase of property, plant and equipment.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133-- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," for one year. The Company must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan based suppliers are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.  None
                  -----------------

Item 2.           Changes in Securities and Use of Proceeds.   None
                  ------------------------------------------

Item 3.           Defaults Upon Senior Securities.   None
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

         On August 23. 2000, the Company held it's annual meeting of shareholders. All of the nominees for election as directors were elected, without opposition. Following is a tabulation of the votes cast for each nominee:

                              Votes Cast
                              ----------
     Nominee              For           Withheld
     -------              ---           --------
     Ronald G. Brown      11,998,542    1,126,524
     Charles J. Hogarty   11,955,690    1,169,376
     Al  A. Ronco         11,834,770    1,290,296
     Timothy C. McQuay    12,008,550    1,116,516
     George E. Seebert    12,009,400    1,115,666
     Keith M. Thompson    11,938,232    1,186,834
     A. Jayson Adair      12,004,520    1,120,546
     Ronald G. Foster     12,006,620    1,186,834

         Shareholders approved an amendment to the 1996 Employee Stock Incentive Plan to increase from 1,100,000 to 2,200,000 the number of shares issuable under the Plan, with 6,247,258 shares voted for, 1,688,776 against, 232,775 shares abstained and there were 4,956,457 broker non-votes.

         In addition, the shareholders ratified the appointment of Ernst & Young LLP as independent accountants for the Company for the 2001 fiscal year with 13,174,438 shares voted for ratification, 14,760 voted against and 208,848 abstained.

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

         Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM crash parts. The action of these insurance companies has had a material adverse impact on the Company's sales and net income. While certain other insurers have also restricted the use of a limited number of aftermarket parts such as bumpers and hoods, the Company has been informed that both Nationwide Insurance and Farmers Insurance intend to once again permit the specification of certain of the crash parts suspended in November 1999, subject to stringent quality control standards. The exact timing and extent of the reintroduction of suspended aftermarket crash parts is uncertain and there can be no assurance that such action will have a material impact on the Company's sales and net income.
See "Management Discussion and Analysis of Financial Condition and Result of Operations-General" above.

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

         While the Company was, and is, not a party to the State Farm lawsuit or any of the pending lawsuits, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies. The Company has been informed that several of the class action lawsuits have been dismissed and that to date no court has accepted the diminished value theory. However, in the event that the State Farm verdict is repeated in other similar cases or there is a substantial verdict upholding the diminished value theory, and such cases are not overturned on appeal with the result that non-OEM crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. In such event, OEM's would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles.

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

     Federal and State Action. During the past two years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. To date legislation has been passed in only four states and it has not had a material impact on the Company's business. The Company anticipates the introduction of similar legislation in many states over the next year and beyond and if a number of states were to adopt legislation prohibiting or restricting the use of non-OEM crash parts, it could have a material adverse impact on the Company.

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

         Further, a U.S. Congressman has requested that the General Accounting Office ("GAO") review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO study is underway and a report is anticipated by the end of the year.

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

     Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. To date, the Company has expended an aggregate of approximately $8.0 million on hardware and software implementation relating to the installation of the new enterprise software package. Management estimates that it will spend between $5.2 million and $6.7 million over the next 18 to 24 months to complete the installation. As the Company is still in the implementation phase and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate. To date, the costs have been paid using funds generated from operating cash flow and funds drawn under the Company's line of credit and it is anticipated that future costs will be paid from existing working capital, cash flow from operations or borrowings under the Company's line of credit.

         At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns, will be installed and operating company-wide in 18 to 24 months. The estimated cost of the project described above is based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the inherent difficulty in integrating new computer systems into the Company's existing operations.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.   Exhibits

                 10.27 Amendment No. 6 to Credit Agreement between the
                       Registrant and Mellon Bank, N.A.
                 10.28 Amendment No. 7 to Credit Agreement between the
                       Registrant and Mellon Bank, N.A.
                 27    Financial Data Schedule

          b. Reports on Form 8-K - On July 21, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission under Item 5. Other Events. The Report reflected amendments to the Company's Amended and Restated Bylaws and the adoption of an Audit Committee Charter, which were filed as Exhibits to the Report.

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

         By:        /S/ John M. Palumbo
                   --------------------
                      John M. Palumbo
                      Chief Financial Officer
                      (Duly Authorized Officer and Principal Financial and
                       Accounting Officer)

     Date:  November 13, 2000