Form 10-Q
period 2000-12-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2001-02-12
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

               For the quarterly period ended: December 29, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

              For the Transition period from ________ to ________

                        Commission file number 0-28568

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)


        California                                      95-2920557
-------------------------------           -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                   700 East Bonita Avenue, Pomona, CA 91767
              (Address of principal executive offices) (Zip Code)

                                 (909) 624-8041
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                       ---

The number of shares outstanding of the registrant's Common Stock, no par value, at December 29, 2000 was 14,359,345 shares.

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

                    December 29, 2000 (unaudited) and March 31, 2000


            Condensed Consolidated Statements of Income                                      4

                    Thirteen weeks (unaudited) and thirty-nine weeks ended December
                    29, 2000 (unaudited)
                    Thirteen weeks (unaudited) and forty weeks ended December 31,
                    1999 (unaudited)


            Condensed Consolidated Statements of Cash Flows                                  5

                    Thirty-nine weeks ended December 29, 2000 (unaudited) and

                    Forty weeks ended December 31, 1999 (unaudited)


            Notes to Condensed Consolidated Financial Statements (unaudited)                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results          7
            of Operations
Item 3.     Quantitative and Qualitative Disclosure About Market Risks                       10


PART II             OTHER INFORMATION


Item 1.     Legal Proceedings                                                                11

Item 2.     Changes in Securities                                                            11

Item 3.     Defaults upon Senior Securities                                                  11

Item 4.     Submission of Matters to a Vote of Security Holders                              11

Item 5.     Other Information                                                                11

Item 6.     Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                                   13

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


                     Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                             December 29,        March 31,
                                                                                 2000              2000
                                                                             (Unaudited)          (Note)
                                                                         -----------------   --------------
                                    ASSETS
Current Assets:
     Cash and cash equivalents                                                 $     1,978      $     2,884
     Accounts receivable, net of allowance of $1,229 at December 2000
       and $1,145 at March 2000                                                     28,526           27,644
     Inventories, primarily finished goods                                          85,440           80,176
     Other current assets                                                            6,896            7,317
                                                                               -----------      -----------
       Total current assets                                                        122,840          118,021

Plant, property and equipment, net                                                  25,848           23,589
Goodwill, net of accumulated amortization of $4,366 at December 2000
  and $3,274 at March 2000                                                          33,962           35,204
Other intangibles, net of accumulated amortization of $2,171 at
  December 2000 and  $3,123 at March 2000                                            1,209            1,647
Other assets                                                                         4,951            5,356
                                                                               -----------      -----------
   Total Assets                                                                $   188,810      $   183,817
                                                                               ===========      ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Credit facility                                                           $    19,932      $    12,500
     Accounts payable                                                               12,435           12,693
     Accrued liabilities                                                             5,112            6,559
     Current portion of long-term debt                                                 149              117
                                                                               -----------      -----------
       Total current liabilities                                                    37,628           31,869
     Long-term debt, less current portion                                               58               68
     Other long-term liabilities                                                     1,624            1,685

Shareholders' Equity:
     Preferred stock, no par value:
       Authorized shares--3,000,000
       None issued and outstanding                                                      --               --
     Common stock, no par value:
       Authorized shares--50,000,000
       Issued and outstanding shares 14,359,000 at December 2000 and
       14,892,000 at March 2000                                                     78,581           81,817
     Warrant                                                                           236              236
     Additional paid-in capital                                                      1,260            1,260
     Retained earnings                                                              69,423           66,882
                                                                               -----------      -----------
       Total shareholders' equity                                                  149,500          150,195
                                                                               -----------      -----------
       Total liabilities and shareholders' equity                              $   188,810      $   183,817
                                                                               ===========      ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE: The balance sheet at March 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                      Keystone Automotive Industries, Inc.
                   Condensed Consolidated Statements of Income
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                          Thirteen        Thirteen       Thirty-nine       Forty
                                        Weeks Ended      Weeks Ended     Weeks Ended     Weeks Ended
                                        December 29,       December     December 29,      December
                                            2000           31, 1999         2000          31, 1999
                                      --------------   ------------   --------------   ------------
Net sales                              $     85,450    $     86,197    $    254,895    $    280,079
Cost of sales                                49,481          48,970         147,467         158,663
                                       ------------    ------------    ------------    ------------
Gross profit                                 35,969          37,227         107,428         121,416

Operating expenses:

   Selling and distribution expenses         27,251          27,226          80,780          82,648
   General and administrative                 7,632           7,971          22,747          23,194
                                       ------------    ------------    ------------    ------------
Operating income                              1,086           2,030           3,901          15,574
Other income                                    521             564           1,495           1,883
Interest expense, net                          (394)           (328)         (1,087)           (469)
                                       ------------    ------------    ------------    ------------
Income before income taxes                    1,213           2,266           4,309          16,988
Income taxes                                    497             929           1,767           6,965
                                       ------------    ------------    ------------    ------------
Net income                             $        716    $      1,337    $      2,542    $     10,023
                                       ============    ============    ============    ============

Earnings per share:

   Basic                               $       0.05    $       0.09    $       0.18    $       0.62
                                       ============    ============    ============    ============
   Diluted                             $       0.05    $       0.09    $       0.18    $       0.62
                                       ============    ============    ============    ============

Weighted average shares
outstanding:

   Basic                                 14,364,000      15,425,000      14,440,000      16,104,000
                                       ============    ============    ============    ============
   Diluted                               14,364,000      15,425,000      14,452,000      16,133,000
                                       ============    ============    ============    ============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                     Thirty-nine           Forty
                                                                                     Weeks Ended        Weeks Ended
                                                                                     December 29,      December 31,
                                                                                         2000              1999
                                                                                   ---------------------------------
Operating activities

Net income                                                                               $  2,542          $ 10,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                               5,477             5,430
Provision for losses on uncollectible accounts                                                 84               392
Provision for losses on inventory                                                             (63)              194
Loss on sale of assets                                                                         10                 7
Changes in operating assets and liabilities:
     Accounts receivable                                                                     (966)             4,596
     Inventories                                                                           (4,827)          (12,764)
     Other assets                                                                           1,729              (448)
     Accounts payable and accrued liabilities                                              (1,766)           (4,441)
                                                                                         --------          --------
Net cash provided by operating activities                                                   2,220             2,989

Investing activities

Proceeds from sale of assets                                                                  113               175
Purchases of property, plant and equipment                                                 (7,077)           (5,568)
Cash paid for acquisitions                                                                   (380)           (8,829)
                                                                                         --------          --------
Net cash (used in) investing activities                                                    (7,344)          (14,222)

Financing activities

Borrowings on credit facility                                                               7,432            22,138
Bankers acceptances and other short-term debt, net                                             --            (2,961)
Borrowings (payments) on long-term debt                                                        22               (13)
Repurchases of common stock                                                                (3,236)          (21,092)
Net proceeds on option exercise                                                                --               101
                                                                                         --------          --------
Net cash provided by (used in) financing activities                                         4,218            (1,827)
                                                                                         --------          --------
Net (decrease) in cash and cash equivalents                                                  (906)          (13,060)

Cash and cash equivalents at beginning of period                                            2,884            17,784
                                                                                         --------          --------
Cash and cash equivalents at end of period                                               $  1,978          $  5,365
                                                                                         ========          ========

Supplemental disclosures

     Interest paid during the period                                                     $    975          $    213
                                                                                         ========          ========
     Income taxes paid during the period                                                 $  1,503          $  8,719
                                                                                         ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                               December 29, 2000

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 39 week period ended December 29, 2000 are not necessarily indicative of the results that may be expected for the full year ending March 30, 2001. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.

2.   Fiscal Year

     The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The nine month periods ended December 29, 2000 and December 31, 1999, included thirty-nine and forty-week periods, respectively.

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

5.   Acquisitions

     The Company completed one acquisition during the nine month period ended December 29, 2000. There was no excess purchase price over fair value of assets acquired. The unaudited pro forma results for fiscal 2001 and 2000, assuming this acquisition had been made at the beginning of fiscal 2000, would not be materially different from the results presented above. During the 40-week period ended December 31, 1999, the Company acquired four companies for approximately $8.8 million in cash. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $2.1 million and has been recorded as goodwill and is being amortized over 15 years. The unaudited pro forma results for fiscal 2000, assuming these four acquisitions had been made at the beginning of fiscal 2000, would not be materially different from the results presented above.

6.   Shareholders Equity

     In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through December 29, 2000, the Company had repurchased approximately 3.5 million shares of its

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

common stock at an average cost of $13.01 per share. Approximately 533,000 shares at an average cost of $6.03 per share were repurchased during the nine months ended December 29, 2000, including 40,000 shares repurchased during the 13-week period ended December 29, 2000 at an average cost of $4.81 per share.

     In August 2000, the Board of Directors of the Company granted officers, employees and outside directors stock options to purchase an aggregate of 714,000 shares of Common Stock at an exercise price of $5.53 per share. Except for the directors' options, which are vested, all of these options vest in equal installments over four years.

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

General
-------

     The results of operations for the nine months ended December 29, 2000 (the "2000 Nine Months") reflect a 39-week period whereas the results for the comparable nine months in the prior fiscal year (the "1999 Nine Months") reflect a 40-week period. Consequently, comparisons of these results may not be meaningful.

     In addition, the results of operations for the 2000 Nine Months include the results with respect to the four acquisitions completed during fiscal 2000 accounted for as "purchases." The 1999 Nine Months includes the results of operations for the four acquired entities for only a portion of the period. Such acquisitions include the acquisition of (i) the assets of Quality Bumpers, LLC completed on May 3, 1999, (ii) the assets and stock of the Nordan Products group of companies completed on May 10, 1999, (iii) certain assets of Supreme Bumpers, Inc. completed on December 31, 1999 and (iv) certain assets of Auto Body Supply Co., Inc. completed on November 1, 1999.

     As a result of the verdict in the State Farm class action in October 1999 and the fact that numerous other class actions are pending, State Farm and certain other insurance companies temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. However, recently two of these insurance companies have begun to once again include certain aftermarket collision parts on repair estimates, subject to stringent quality control standards. See Item 5 below. These suspensions had a material, adverse effect on the Company's revenues and earnings during the 2000 Nine Months.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations
---------------------

        The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

                                          Thirteen         Thirteen      Thirty-nine        Forty
                                         Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                         December 29,    December 31,    December 29,    December 31,
                                             2000            1999            2000            1999
                                        ---------------------------------------------------------------
Net sales                                   100.0%          100.0%          100.0%          100.0%
Cost of sales                                57.9            56.8            57.9            56.6
                                            -----           -----           -----           -----

Gross profit                                 42.1            43.2            42.1            43.4
Selling and distribution expenses            31.9            31.6            31.7            29.5
General and administrative expenses           8.9             9.2             8.9             8.3
Other income                                  0.6             0.7             0.6             0.7
Interest expense, net                        (0.5)           (0.4)           (0.4)           (0.2)
                                            -----           -----           -----           -----
Income before income taxes                    1.4             2.6             1.7             6.1
Income taxes                                  0.6             1.1             0.7             2.5
                                            -----           -----           -----           -----
Net income                                    0.8%            1.6%            1.0%            3.6%
                                            =====           =====           =====           =====

Thirteen weeks ended December 29, 2000 compared to thirteen weeks ended December
--------------------------------------------------------------------------------
31, 1999
--------

     Net sales were $85.5 million for the quarter ended December 29, 2000 (the "2000 Quarter") compared to $86.2 million for the quarter ended December 31, 1999 (the "1999 Quarter"), a decrease of $747,000 or 0.9%. This decrease was due primarily to decreases in sales of new and recycled bumpers. During the 2000 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), decreased by $305,000, sales of new and recycled bumpers decreased by $1.3 million and sales of paint and related materials increased by $683,000 million, which changes represent decreases of approximately 0.8% and 4.9% and an increase of 5.1%, respectively, over the 1999 Quarter. In addition, the Company sold approximately $6.0 million of remanufactured alloy wheels in the 2000 Quarter compared to $5.6 million in the prior year period, an increase of 8.2%. The decreases were attributable primarily to the impact of the State Farm case. See "Item 5" below.

     Gross profit decreased in the 2000 Quarter to $36.0 million (42.1% of net sales) from $37.2 million (43.2% of net sales) in the 1999 Quarter, a decrease of $1.3 million or 3.4%, primarily as a result of price competition and product mix. The Company's decrease in gross profit as a percentage of net sales in the 2000 Quarter reflects the continued fluctuation in cost of sales, primarily because of factors such as product mix and price competition. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

     Selling and distribution expenses increased to $27.3 million (31.9% of net sales) in the 2000 Quarter from $27.2 million (31.6% of net sales) in the 1999 Quarter, an increase of 0.1%. The increase in these expenses as a percentage of net sales was generally the result of moving and consolidation costs and higher fuel costs, as well as reduced sales.

     General and administrative expenses decreased to $7.6 million (8.9% of net sales) in the 2000 Quarter compared to $8.0 million (9.2% of net sales) in the 1999 Quarter, a decrease of 4.3%. The decrease in these expenses as a percentage of net sales was generally the result of reduced headcount, offset in part by advertising and marketing expenses related to the introduction of the Platinum Plus line of products.

     Net income decreased to $716,000 (0.8% of net sales) in the 2000 Quarter from $1.3 million (1.6% of net sales) in the 1999 Quarter. The decrease is primarily attributable to the decrease in gross profits. Net income may be adversely impacted by higher energy and fuel cost in the future.

Thirty-nine weeks ended December 29, 2000 compared to forty weeks ended December
--------------------------------------------------------------------------------
31, 1999
--------

        Net sales were $254.9 million for the thirty-nine weeks ended December 29, 2000 (the 2000 Nine Months") compared to $280.1 million for the forty weeks ended December 31, 1999 (the "1999 Nine Months"), a decrease of $25.2 million or 9.0%. This decrease was made up of decreases of $12.9 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts) and $13.2 million in sales of new and recycled bumpers and an increase of $2.1 million in sales of paint and related materials, which changes represent decreases of approximately 10.6% and 14.7% and an increase of 4.9%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $17.7 million of remanufactured alloy wheels in the 2000 Nine Months compared to $16.6 million in the 1999 Nine Months, an increase of 6.7%. The decreases were primarily as a result of the impact of the State Farm case and due to the 2000 nine month period being one week shorter.

        Gross profit decreased in the 2000 Nine Months to $107.4 million (42.1% of net sales) from $121.4 million (43.4% of net sales) in the 1999 Nine Months, a decrease of $14.0 million or 11.5%, primarily as a result of the decrease in net sales. While the Company's gross profit margin improved during the 1999 Nine Months, compared to the comparable period of the prior fiscal year, due in part to the increased purchasing leverage (a direct result of acquisitions), internal growth and the strengthening of the U.S. dollar relative to the Taiwanese dollar, gross margins declined during the 2000 Nine Months primarily as a result of a change in product mix and competition. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

        Selling and distribution expenses decreased to $80.8 million (31.7% of net sales) in the 2000 Nine Months from $82.6 million (29.5% of sales) in the 1999 Nine Months, a decrease of 2.3%. The increase in these expenses as a percentage of net sales was generally the result of moving and consolidation expenses and higher fuel costs, as well as reduced net sales.

        General and administrative expenses decreased to $22.7 million (8.9% of net sales) in the 2000 Nine Months from $23.2 million (8.3% of net sales) in the 1999 Nine Months, a decrease of 1.9%. The increase in these expenses as a percentage of net sales was primarily the result of certain fixed costs and advertising and marketing expenses related to the introduction of the Platinum Plus Line of Products, partially offset by reduced headcount.

        Net income decreased to $2.5 million (1.0% of net sales) in the 2000 Nine Months from $10.0 million (3.6% of net sales) in the 1999 Nine Months. The decrease in net income as a percentage of net sales was primarily the result of the decrease in net sales and reduced gross margin.

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

Liquidity and Capital Resources

     Historically, the Company's primary need for funds has been to finance the growth of inventory and accounts receivable, the stock buyback program, capital expenditures and acquisitions. At December 29, 2000, working capital was $85.2 million compared to $86.2 million at March 31, 2000. The Company has financed its working capital requirements from its cash flow from operations, proceeds from public offerings of its Common Stock and advances drawn under lines of credit.

     The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in October 2001. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At December 29, 2000, $19.9 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in a loan agreement, which require that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of December 29, 2000, and as of the date of the filing of this Quarterly Report.

     During fiscal 1999, the Company initiated a stock repurchase program. Through December 29, 2000, an aggregate of 3.5 million shares had been repurchased at an average per share price of $13.01. During the 2000 Nine Months, the Company repurchased approximately 533,000 shares of its common stock at an average price of $6.03.

     During the 2000 Nine Months, the Company's cash and cash equivalents decreased by $0.9 million. This decrease is the result of a decrease in cash used in investing activities of $7.3 million, primarily related to purchases of plant, property and equipment, offset in part by increases in cash provided by
(i) operating activities of $2.2 million from a variety of sources, primarily net income after adding back depreciation and amortization and (ii) financing activities of $4.2 million, primarily as a result of borrowings under the Company's credit facility offset by the repurchase of shares of the Company's Common Stock.

     The Company believes that its existing working capital, estimated cash flow from operations and funds available under its line of credit will enable it to finance its operations and stock repurchases, if any, for at least the next 12 months.

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

Item 2.      Changes in Securities and Use of Proceeds. None
             ------------------------------------------

Item 3.      Defaults Upon Senior Securities. None

Item 4.      Submission of Matters to a Vote of Security Holders. None
             ---------------------------------------------------

Item 5.      Other Information.
             -----------------

     State Farm Decision and Pending Actions. In July 1997, certain individuals initiated a class action lawsuit against State Farm in the Illinois Circuit Court in Williamson County (Marion, Illinois), asserting claims for breach of contract, consumer fraud and equitable relief relating to State Farm's then practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breached State Farm's insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. In October 1999, after a lengthy trial, the jury awarded the class damages in the amount of approximately $460 million and the judge assessed punitive damages against State Farm of over $700 million. State Farm has appealed the verdict and a decision on the appeal, which was heard recently, is expected at any time.

          Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM crash parts. The action of these insurance companies has had a material adverse impact on the Company's sales and net income. Certain other insurers have also restricted the use of a limited number of aftermarket parts such as bumpers and hoods. Nationwide Insurance and Farmers Insurance recently began permitting the specification of certain of the crash parts suspended in November 1999, subject to stringent quality control standards. See "Management Discussion and Analysis of Financial Condition and Result of Operations-General" above.

          At the present time, lawsuits are pending in a number of states against several insurance companies alleging violation of contractual provisions and various laws and statutes relating to the specification of non-OEM crash parts in connection with the repair of damaged vehicles. These cases have generally been brought as class actions and usually involve two different legal theories. One line of cases is similar to State Farm contending that non-OEM crash parts do not restore a vehicle to their "pre-loss condition" as provided for in the insurance policy. The other theory is that of "diminished value," with the contention being that in addition to repairing the vehicle, the owner should be compensated for the difference between the pre-loss value and the value after the vehicle is repaired. In at least one pending action, the Company believes that the Certified Aftermarket Parts Association (CAPA) has been joined as a defendant in connection with their certification of non-OEM crash parts.

          While the Company was, and is, not a party to the State Farm lawsuit or any of the pending lawsuits, a substantial portion of the Company's business consists of the distribution of non-OEM crash parts to collision repair shops for use in repairing automobiles, the vast majority of which are covered by insurance policies. The Company has been informed that several of the class action lawsuits have been dismissed and that no court has accepted the diminished value theory. However, in the event that the State Farm verdict is repeated in other similar cases or there is a substantial verdict upholding the diminished value theory, and such cases are not overturned on appeal with the result that non-OEM crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. In such event, OEM's would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles.

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

     Federal and State Action. At the present time, the Company believes that legislation is pending in over 22 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts.

Over the past three years, such legislation has been passed in only four states and it has not had a material impact on the Company's business. The Company anticipates the introduction of similar legislation in other states over the next year and beyond and if a number of states were to adopt legislation prohibiting or restricting the use of non-OEM crash parts, it could have a material adverse impact on the Company.

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

          Further, a former U.S. Congressman had requested that the General Accounting Office ("GAO") review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO study has been completed and it is expected that a report will be published in early March.

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

     Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. To date, the Company has expended an aggregate of approximately $8.8 million on hardware and software implementation relating to the installation of the new enterprise software package. Management estimates that it will spend between $5.2 million and $8.0 million over the next 18 to 24 months to complete the installation. As the Company is still in the implementation phase and such an implementation involves uncertainty, there can be no assurance that the actual costs will not exceed the estimate or that the implementation will not take longer than estimated. To date, the costs have been paid using funds generated from operating cash flow and funds drawn under the Company's line of credit and it is anticipated that future costs will be paid from existing working capital, cash flow from operations or borrowings under the Company's line of credit.

        At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management concerns, will be installed and operating company-wide in 18 to 24 months. The estimated cost of the project described above is based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the inherent difficulty in integrating new computer systems into the Company's existing operations and the availability and cost of additional hardware which may be needed to complete the installation.

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

     Date: February 12, 2001