Form 10-K
period 2001-03-30
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2001-06-28
CIK 1012393

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

    For the fiscal year ended March 30, 2001

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on June 7, 2001 on the Nasdaq National Market was approximately $141,564,627. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

  The number of shares of Common Stock outstanding as of June 7, 2001:
14,365,595.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III is incorporated by reference to portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year.

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

                                    PART I

ITEM 1. BUSINESS

General

  Keystone Automotive Industries, Inc. ("Keystone" or the "Company") is the nation's leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company's product lines consist of automotive body parts, bumpers, autoglass and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 51,000 shops nationwide. Founded in Southern California in 1947, the Company operates a "hub and spoke" distribution system consisting of 113 service centers, 24 of which serve as regional hubs, and 19 depots, located in 35 states throughout the United States, as well as in Vancouver, Canada and Tijuana, Mexico. From these service centers, Keystone has approximately 1,135 service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates nine wheel remanufacturing facilities and 40 plastic and steel bumper recycling facilities.

  The Company is in the process of becoming certified as an ISO 9001 distributor. ISO 9001 implementation policies and procedures include quality and service, performance, lot traceability, customer satisfaction and complaint resolution. The Company expects to have its executive offices and approximately 95 locations registered under the program by June 30, 2002; however, there can be no assurance that the registration process will be completed by that date. At that time, the Company believes that it may be the only company in its industry that will be ISO 9001 certified.

  The Company has met the requirements of the Manufacturers' Qualification and Validation Program ("MQVP"). One of the requirements of the program involves becoming ISO 9001 qualified. The MQVP program defines expectations and part quality requirements for manufacturers, suppliers and distributors of aftermarket collision parts. The Company's implementation of the ISO 9001 program and participation in MQVP reflects its commitment to quality parts and customer satisfaction. The Company believes that Nationwide Insurance Company's return to specifying certain aftermarket collision parts in the repair of insured vehicles is currently limited to parts available from MQVP qualified manufacturers and distributors. While any distributor may become qualified under MQVP by meeting its requirements, the Company believes that to date only two distributors have qualified.

  To emphasize the high quality of aftermarket parts distributed by Keystone, it instituted its "Keystone Platinum Plus" program in September 2000. This program covers only the highest quality parts, which are warranted for the lifetime of the owner of the vehicle being repaired, as long as that owner remains the owner of the vehicle. The Company believes that Platinum Plus is the first and only premium brand of independently produced collision replacement parts. To date, Platinum Plus product categories include radiators and condensers, wheels, grilles, lights, hoods, fenders and certain bumpers. The Company anticipates adding additional products to the Platinum Plus program during the current fiscal year.

  See "Cautionary Statements" below concerning the impact on the Company of the decision in the State Farm Mutual Automobile Insurance Company ("State Farm") class action lawsuit and subsequent actions by other insurers and state legislatures and administrators.

Industry Overview

  History. The Company estimates that the wholesale market for aftermarket collision parts is about $1.5 billion in annual expenditures, or approximately 12% of the collision parts market. These estimates do not take into account a possible shrinkage in the market as a result of the State Farm decision and subsequent actions. See "Cautionary Statements" below. In addition, the Company estimates that annual wholesale sales of paint and related supplies and equipment for collision repair currently account for approximately $2.4 billion. Substantially all of the remainder of the collision parts market consists of parts produced by original equipment manufacturers ("OEMs"), and a substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts over the last decade has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

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

  The Company estimates that approximately 85% of all automobile collision repair work is paid for in part by insurance. Accordingly, major insurance companies exert significant influence over the selection of collision parts used by collision repair shops. The availability of aftermarket collision parts has been a major factor in the insurance industry's efforts to contain the escalating cost of collision repairs.

  Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition, often resulting in lower prices for comparable OEM parts. The Company believes that it may be somewhat insulated from downturns in the general economy as a result of the fact that it is estimated that approximately 85% of all automobile collision repair work is paid for in part by insurance.

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

  Companies offering collision support services, including Automated Data Processing ("ADP"), Mitchell International and CCC Information Services, Inc., have developed proprietary software and databases to provide insurance claims adjusters and collision repair shops with computerized access to the inventories and prices of selected distributors of both aftermarket and OEM collision parts nationwide. The Company's inventory and prices are included in these databases. Access to the providers' databases enables distributors with computerized inventory control systems, such as the Company's, to update prices rapidly and notify collision repair shops of the availability of new products.

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

  The Company is in the process of becoming ISO 9001 certified and has qualified to participate in the MQVP. See "Business-General."

  Consolidation. The collision repair shop industry has been in the process of consolidating due to, among other things, (i) an increase in the technical complexity of collision repairs generally, (ii) an increase in governmental regulations, including environmental regulations, applicable to collision repair shops, (iii) the designation of certain collision repair shops as DRPs and (iv) a reduction in the number of collision repairs generally. The increasing number of aftermarket collision parts and makes and models of automobiles has resulted in distributors being required to maintain larger inventories. In addition, the trend towards fewer, larger and more efficient collision repair shops has increased the pressure on distributors to provide price concessions, just-in-time delivery and certain value-added services, such as training, that collision repair shops require in their increasingly complex and competitive industry. The above factors, in turn, have contributed to a consolidation of distributors of aftermarket collision parts, which has provided the Company with an opportunity to expand its operations into new markets and to penetrate further existing markets. See "Cautionary Statements" below.

Strategy

  Historically, the Company's growth strategy has been a combination of acquisitions, product expansion and increases in same store sales. Currently, the Company's primary strategy is to grow internally through such actions as the introduction of its Platinum Plus program, differentiation from competitors by becoming ISO 9001 certified, qualification under MQVP and expansion of product sales not impacted by the State Farm decision. The Company also anticipates that it may grow in fiscal year 2002 through possible acquisitions and openings of new locations.

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

  Automotive Body Parts. The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $151.8 million, or 43.2% of the Company's net sales in the fiscal year ended March 30, 2001.

  Bumpers. The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 30, 2001, sales of plastic and steel bumpers accounted for approximately $107.2 million, or 30.5% of the Company's net sales. The Company believes that it is one of the nation's largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

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

  Paint and Other Materials. Beginning in fiscal 1993, the Company significantly increased its emphasis on the sale of paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 30, 2001, sales of paint and other materials accounted for approximately $59.5 million, or 16.9% of the Company's net sales. Certain of these products are distributed under the name "Keystone."

  Remanufactured Alloy Wheels. In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and since that time, has opened or acquired eight additional remanufacturing operations. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hubcaps, has increased from approximately 11% in 1985 to 55% for the 2001 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. For the fiscal year ended March 30, 2001, sales of remanufactured alloy wheels accounted for approximately $24.7 million, or 7.03% of the Company's net sales.

  The remanufacturing of alloy wheels is generally conducted by many small independent operators. The Company believes that there is a large and growing demand for remanufactured alloy wheels and that, using its existing distribution system and customer base, the Company is well-positioned to service that demand.

  Autoglass. The Company distributes autoglass, including windshields, side windows and rear windows, which are purchased from two domestic manufacturers. For the fiscal year ended March 30, 2001, sales of autoglass, which was introduced by Keystone in fiscal 1993, accounted for approximately $4.9 million, or 1.4% of the Company's net sales.

Distribution, Marketing and Sales

  The Company's distribution system is designed to provide responsive customer service and to foster long-term customer relations.

  Distribution System. The Company has developed a national "hub and spoke" distribution system consisting of 113 service centers, 24 of which serve as regional hubs, and 19 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company's fleet of over 1,000 delivery trucks, each regional hub makes regular shipments to the service centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each service center can order products directly from any hub or service center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the regional hubs and service centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its "hub and spoke" distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours, while minimizing inventory costs.

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

Customers

  The Company's current customers consist of more than 25,000 collision repair shops located in 35 states and Vancouver, Canada and Tijuana, Mexico, none of which accounted for more than 1% of the Company's net sales during the fiscal year ended March 30, 2001. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company's dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 51,000 collision repair shops nationwide. The number of collision repair shops to whom the Company sold products increased from approximately 13,400 in fiscal 1993 to approximately 25,000 in fiscal 2001.

  The Company's regional hubs also sell collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company's net sales during the fiscal year ended March 30, 2001 and no distributor accounted for more than 1% of the Company's net sales for such fiscal year.

Suppliers

  The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 2001. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2001, approximately 85% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 15% were imported directly from manufacturers in Taiwan. The Company's orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 60 and 90 days. Although the Company has no manufacturing agreements with any of its suppliers and competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products.

Competition

  Based upon industry estimates, the Company believes that approximately 82% of collision parts are supplied by OEMs, compared with approximately 12% by distributors of aftermarket collision parts and 6% by distributors of salvage parts. See "Cautionary Statements" below for a discussion of a recent court decision which is impacting the market share of aftermarket collision parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company's competitors generally are independently owned distributors having from one to three distribution centers. The Company expects to encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other large distributors.

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

Government Regulation and Environmental Hazards

  The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the EPA, have jurisdiction over the Company's operations with respect to matters including worker safety, community and employee "right-to-know" laws, and laws regarding clean air and water. In addition, in part as a result of the State Farm decision and the attendant publicity, certain state legislatures and regulators are considering imposing, or have imposed, restrictions on the use of aftermarket collision parts. The General Accounting Office ("GAO") report to the United States Congress, released in January 2001, captioned "NHTSA's Ability to Detect and Recall Defective Replacement Crash Parts is Limited" may result in hearings in Congress and possible legislation which could be adverse to the interests of Keystone. See "Cautionary Statements--Federal and State Action" below for additional information about governmental activities with respect to aftermarket collision replacement parts.

  See "Cautionary Statements--Compliance with Governmental Regulations; Environmental Hazards" below for information with respect to the Company's environmental exposure.

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

Employees

  At May 30, 2001, the Company had 2,692 full-time employees, of whom 384 were engaged in corporate management and administration, 1,203 in sales and customer service, 579 in warehousing and shipping and 526 in manufacturing. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Cautionary Statements

  State Farm Decision and Pending Actions. In July 1997, certain individuals initiated a class action lawsuit against State Farm in the Illinois Circuit Court in Williamson County (Marion, Illinois), asserting claims for breach of contract, consumer fraud and equitable relief relating to State Farm's then practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breached State Farm's insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. In October 1999, after a lengthy trial, the jury awarded the class damages in the amount of approximately $586 million and the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict reducing damages by $130 million to an aggregate of $1.06 billion.

  Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM crash parts. However, in early 2001, both companies announced that they were again going to specify certain aftermarket parts in the repair of vehicles insured by them. See "Business--General" with respect to Nationwide Insurance. The action of insurance companies following the State Farm decision has had, and continues to have, a material adverse impact on the Company's sales and net income. See "Management Discussion and Analysis of Financial Condition and Result of Operations-General" below.

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

  Federal and State Action. During the past four years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. Similar legislation has been introduced in many states during 2001 and the Company anticipates that the introduction of such legislation will continue in the foreseeable future. While legislation has been passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts, to date, state laws have not had a material impact on the Company's overall business. If a number of states were to adopt legislation prohibiting or restricting the use of non-OEM crash parts, it could have a material adverse impact on the Company.

  During 2000, persons with a business interest in restricting the use of non-OEM parts have also sought help from insurance regulators in at least three states to attempt to do administratively what to date has not be accomplished legislatively. In Florida, the Commissioner of the Department of Agriculture & Consumer Services, has taken action designed to eliminate the use of non-OEM crash parts in connection with insured repairs. The Commissioner has also brought a legal action against an insurance company for specifying the use of non-OEM parts. These actions have had a material adverse impact on the Company's sales in Florida. Action in the other two states is ongoing and the Company cannot predict the outcome.

  In addition, during 2000, a U.S. Congressman requested that the General Accounting Office ("GAO") review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO report was released in January 2001. The report may lead to congressional hearings and possible future legislation, which could be adverse to the interests of the Company.

  Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. The Company has also entered into agreements with various service providers and integrators to assist with the installation of the package. To date, the Company has expended an aggregate of approximately $9.4 million on the purchase of hardware and the software implementation relating to the installation of the new enterprise software package. In fiscal year 2001, the Company wrote down approximately $4.7 million of these costs under SFAS No. 121.

To date, the costs have been paid using funds generated from operating cash flow or borrowings under the Company's line of credit and it is anticipated that future costs will be paid from existing working capital, cash flow from operations or borrowings under the Company's line of credit.

  At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management issues, will be installed and operating company-wide in 18 to 24 months, at an additional cost of between $8.0 million and $10.0 million. The estimated cost of the projects described above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these time or cost estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the inherent difficulty in integrating new computer systems into the Company's existing operations and the availability and cost of additional hardware which may be needed to complete the installation.

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

  Dependence on Key and Foreign Suppliers. The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2001, approximately 85% of the products distributed by the Company were manufactured in the United States or Canada and approximately 15% were imported directly from manufacturers in Taiwan. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan. The percentage of imported products may decline in the future if sales of autoglass, paint and related supplies and equipment, and remanufactured alloy wheels, which are manufactured in the United States, continue to grow. Any significant disruption in the Company's Taiwanese sources of supply or in its relationship with its suppliers located in Taiwan could have a material adverse effect on the Company.

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

  The Company acquired North Star's bumper plating operations in March 1997 and Midwest Bumper's plating operations in March 1999. The Company previously conducted similar operations at 12 sites, 11 of which were closed between 1983 and 1993 and one of which was closed in 2000. The Company's bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. To date, compliance with such laws and regulations has not had a material effect on the Company's capital expenditures, earnings or competitive position. While the Company is currently doing remediation at the site of its former Newark, New Jersey plating facility (closed in 2000), the Company does not anticipate material expenditures in completing that operation. No material capital expenditures with respect to the Company's bumper plating operations are anticipated during the next 12 months. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company's current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company's operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company's business and results of operations. In addition, future environmental regulations could add to overall costs of the Company's bumper plating business or otherwise materially and adversely affect these operations.

  Decline in the Number of Collision Repairs. The number of collision repairs has declined in recent years, and may continue to do so, due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. The continuation of such decline may have a material adverse effect on the Company.

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

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Pomona, California, contain approximately 20,000 square feet and are owned by the Company. In addition, the Company owns facilities used as service centers in Chicago, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs, three serve as wheel remanufacturing facilities and three serve as plastic bumper recycling facilities. The Company leases its remaining facilities.

  The Company's regional hub facilities range from approximately 8,800 square feet to 225,000 square feet. Its service center facilities range from approximately 2,500 square feet to 75,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2015, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

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

                                                                   High   Low
                                                                  ------ ------
   Fiscal 2000
     First Quarter............................................... $19.25 $14.13
     Second Quarter..............................................  19.00  10.88
     Third Quarter...............................................  10.13   5.38
     Fourth Quarter..............................................   7.00   4.88
   Fiscal 2001
     First Quarter...............................................   7.38   5.06
     Second Quarter..............................................   6.94   4.81
     Third Quarter...............................................   7.00   4.56
     Fourth Quarter..............................................   8.38   6.50
   Fiscal 2002
     First Quarter (through June 20, 2001).......................  11.99   6.94

  On June 20, 2001, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $10.00 per share. As of June 20, 2001, there were approximately 421 shareholders of record of the Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and
Item 7, "Management's Discussion and Analysis Financial Condition and Results of Operations" also included elsewhere herein.

                                          Fiscal year ended
                             --------------------------------------------------
                              March     March     March     March       March
                             28, 1997  27, 1998  26, 1999  31, 2000(1) 30, 2001
                             --------  --------  --------  --------    --------
                               (In thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Net sales..................  $223,806  $263,802  $332,047  $372,466    $351,845
Cost of sales..............   130,590   149,855   186,150   211,840     204,073
                             --------  --------  --------  --------    --------
Gross profit...............    93,216   113,947   145,897   160,626     147,772
Selling and distribution
 expenses..................    61,063    73,551    93,169   110,976     110,170
General and administrative
 expenses..................    15,699    18,101    24,873    30,800      30,155
Non-recurring expenses.....       905     1,147     1,814     3,881       7,104
                             --------  --------  --------  --------    --------
Operating income...........    15,549    21,148    26,041    14,969         343
Other income...............       373     1,086     3,617     2,613       2,037
Interest expense...........    (1,477)     (504)      (50)     (954)     (1,456)
                             --------  --------  --------  --------    --------
Income before income
 taxes.....................    14,445    21,730    29,608    16,628         924
Income taxes...............     4,435     7,497    11,843     6,810       1,401
                             --------  --------  --------  --------    --------
Net income (loss)..........  $ 10,010  $ 14,233  $ 17,765  $  9,809    $   (477)
                             ========  ========  ========  ========    ========
Net income (loss) per
 share:
  Basic....................  $   0.88  $   1.02  $   1.06  $   0.62    $   (.03)
                             ========  ========  ========  ========    ========
  Diluted..................  $   0.87  $   1.01  $   1.05  $   0.62    $   (.03)
                             ========  ========  ========  ========    ========
Weighted average common
 shares outstanding:
  Basic....................    11,408    13,915    16,784    15,899      14,420
                             ========  ========  ========  ========    ========
  Diluted..................    11,474    14,105    16,913    15,917      14,420
                             ========  ========  ========  ========    ========
Pro forma information
 (unaudited)(2):
  Net income (loss), as
   previously reported.....  $ 10,010  $ 14,233  $ 17,765  $  9,809    $   (477)
  Pro forma tax
   adjustment..............    (1,288)   (1,345)      --        --          --
                             --------  --------  --------  --------    --------
  Pro forma net income
   (loss)..................  $  8,722  $ 12,888  $ 17,765  $  9,809    $   (477)
                             ========  ========  ========  ========    ========
Pro forma net income (loss)
 per share:
  Basic....................  $   0.76  $   0.93  $   1.06  $   0.62    $   (.03)
                             ========  ========  ========  ========    ========
  Diluted..................  $   0.76  $   0.91  $   1.05  $   0.62    $   (.03)
                             ========  ========  ========  ========    ========
Consolidated Balance Sheet
 Data:
Working capital............  $ 30,154  $ 72,454  $105,330  $ 86,152    $ 88,393
Total assets...............    87,183   119,696   194,094   183,817     183,756
Total current liabilities..    38,240    21,539    26,551    31,869      35,283
Long-term debt.............     2,087       503       100        68          49
Shareholders' equity.......    46,453    97,228   163,205   150,195     145,941

--------
(1) Fiscal 2000 contained 53 weeks; all other periods contained 52 weeks.

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

  The results of operations for fiscal 2001 and 2000 include the results with respect to four acquisitions completed subsequent to March 26, 1999, accounted for as "purchases," whereas fiscal 1999 does not include any results of operations for those acquired entities. See "Recent Acquisitions" below. In addition, the results of operations for fiscal 1999 include the results for Republic Automotive Parts, Inc. ("Republic") only for the period subsequent to the acquisition (June 27, 1998) and for the Midwest Bumper Group only for the period subsequent to the acquisition (January 4, 1999), whereas the results of operations for fiscal 2001 and 2000 include the results for those operations for the entire period.

  As a result of the verdict in the State Farm class action in October 1999 and the fact that numerous other class actions are pending, State Farm, Nationwide Insurance, Farmers Insurance and certain other insurers temporarily suspended specifying the use of many aftermarket collision replacement parts in connection with the repair of vehicles which they insure. See "Cautionary Statements" above. These suspensions had a material, adverse effect on the Company's revenues and earnings for fiscal 2001 and 2000. However, during the last quarter of fiscal 2001, certain insurance companies again began specifying some aftermarket parts.

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

  During fiscal 2000, the Company acquired certain assets of the following businesses: Quality Bumpers, LLC, a distributor of plastic and steel bumpers with operations in Alabama, in May 1999; Nordan Products Division, Inc. and Nordan Distributors, Inc., distributors of aftermarket collision replacement parts with operations in Washington and Vancouver, British Columbia, in May 1999; Supreme Bumpers Inc., a distributor of recycled or remanufactured bumpers in Ohio and Michigan, in October 1999 and Auto Body Supply Co., Inc. a distributor of aftermarket collision replacement parts in Pennsylvania, in November 1999. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

  During fiscal 2001, the Company acquired certain assets of Johnstown Bumper Mart, Inc., a small distributor of aftermarket collision replacement parts with operations in Pennsylvania.

Results of Operations

  The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

                                                         Fiscal Year Ended
                                                   -----------------------------
                                                   March 26, March 31, March 30,
                                                     1999      2000      2001
                                                   --------- --------- ---------
   Net sales......................................   100.0%    100.0%    100.0 %
   Cost of sales..................................    56.1      56.9      58.0
                                                     -----     -----     -----
   Gross profit...................................    43.9      43.1      42.0
   Selling and distribution expenses..............    28.1      29.8      31.3
   General and administrative expenses............     7.5       8.3       8.6
   Non-recurring expenses.........................     0.5       1.0       2.0
                                                     -----     -----     -----
   Operating income...............................     7.8       4.0       0.1
   Other income...................................     1.1       0.7       0.6
   Interest expense...............................     0.0       0.3       0.4
                                                     -----     -----     -----
   Income before income taxes.....................     8.9       4.4       0.3
   Income taxes...................................     3.5       1.8       0.4
                                                     -----     -----     -----
   Net income (loss)..............................     5.4%      2.6%     (0.1)%
                                                     =====     =====     =====

 Fiscal 2001 Compared to Fiscal 2000

  Net sales were $351.8 million in fiscal 2001 compared to $372.5 million in fiscal 2000, a decrease of $20.7 million, or 5.5%. This decrease was primarily due to decreases of $9.5 million in sales of automotive body parts and $11.7 million in sales of new and recycled bumpers, which represent decreases of approximately 5.9%, and 9.9%, respectively, compared to fiscal 2000, offset in part by an increase of $1.7 million in sales of paint and related materials, which represents an increase of 3.0%. In addition, the Company sold $24.7 million of remanufactured alloy wheels in fiscal 2001 compared to $23.0 million in the prior fiscal year, an increase of 7.3%.

  On a same store sales basis, sales were down approximately 3.7% for the year, primarily as a result of the impact of the State Farm decision and subsequent actions by certain insurance companies. For the last six months of fiscal 2001 and the month of March 2001, same store sales were up approximately 2.1% and 6.5%, respectively, primarily as a result of a severe winter in the East and South and the fact that certain insurance companies once again began specifying aftermarket parts. See "General" above.

  Gross profit decreased to $147.8 million (42.0% of net sales) in fiscal 2001 from $160.6 million (43.1% of net sales) in fiscal 2000, a decrease of 8.0%, primarily as a result of the decrease in net sales. The Company's gross profit margin decreased, primarily as a result of price competition, product mix and decreased sales. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

  Selling and distribution expenses decreased to $110.2 million (31.3% of net sales) in fiscal 2001 from $111.0 million (29.8% of net sales) in fiscal 2000, a decrease of 0.7%. The increase in these expenses in fiscal 2001 as a percentage of net sales was generally the result of reduced revenue across the entire organization as a result of the impact of the State Farm verdict, due to the relative fixed nature of certain of these costs, and higher fuel costs.

  General and administrative expenses decreased to $30.2 million (8.6% of net sales) in fiscal 2001 from $30.8 million (8.3% of net sales) in fiscal 2000, a decrease of 2.1%. The increase in these expenses in fiscal 2001 as a percentage of net sales resulted from a number of factors, including an increase in employee benefit costs and decreased sales, offset by reduced headcount.

  During fiscal 2001, the Company recognized approximately $7.1 million of nonrecurring expenses as compared to $3.9 million in fiscal 2000. In fiscal 2001, these expenses were primarily the result of a write-down of certain computer related expenses ($4.7 million) and the Company's investment in an Internet business-to-business service provider ($1.0 million) and the recording of a reserve for idle leased facilities relating to the closing or consolidation of three locations ($1.5 million). In addition, the Company recorded a reserve of $150,000 relating to the estimated environmental clean-up costs in connection with the closing of a plating facility in fiscal 2001. In fiscal 2000, these expenses were the result of write-downs of goodwill and covenants not to compete relating to certain acquisitions and a write-off relating to tooling acquired in an acquisition.

  While the tax provision in fiscal 2000 was approximately 41.0% of income before income taxes, the tax provision in fiscal 2001 was 151.6%. Part of the increase is the result of the fact that goodwill from tax-free acquisitions (which is not deductible for tax purposes) is spread over a lower income base and that approximately $0.6 million of the nonrecurring expense write-offs were also not deductible for tax purposes.

  As a result of the above factors, the Company experienced a decrease in net income, incurring a loss of $476,704 (0.1% of net sales) in fiscal 2001 as compared to net income of $9.8 million (2.6% of net sales) in fiscal 2000.

 Fiscal 2000 Compared to Fiscal 1999

  Net sales were $372.5 million in fiscal 2000 compared to $332.0 million in fiscal 1999, an increase of $40.4 million, or 12.2%. This increase was due primarily to an increase of $14.3 million in sales of automotive body parts, an increase of $7.3 million in sales of paint and related materials and an increase of $15.2 million in sales of new and recycled bumpers, which represent increases of approximately 9.6%, 14.6% and 14.8%, respectively, over fiscal 1999. In addition, the Company sold $23.0 million of remanufactured alloy wheels in fiscal 2000 compared to $17.4 million in the prior fiscal year, an increase of 32.5%.

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

  Gross profit increased to $160.6 million (43.1% of net sales) in fiscal 2000 from $145.9 million (43.9% of net sales) in fiscal 1999, an increase of 10.1%, primarily as a result of the increase in net sales. The Company's gross profit margin decreased, primarily as a result of higher freight costs with respect to product shipped from overseas, a shift in product mix as fewer higher margin collision parts are being written on repair estimates and a write off of excess inventories. The Company's gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

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

  General and administrative expenses increased to $30.8 million (8.3% of net sales) in fiscal 2000 from $24.9 million (7.5% of net sales) in fiscal 1999, an increase of 23.8%. The increase in these expenses in fiscal 2000 as a percentage of net sales resulted from a number of factors, including an increase in amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles, as a result of acquisitions, increased to $7.3 million in fiscal 2000 compared to approximately $2.1 million in fiscal 1999, due to the application of purchase accounting.

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

Variability of Quarterly Results and Seasonality

  The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period from December to April. The impact of seasonality has reduced somewhat as Keystone has become more geographically diversified. Other factors which influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

  The Company's primary need for funds over the past two years has been to finance the growth of inventory and accounts receivable and to develop and implement an enterprise-wide management information system. Over the next 18 to 24 months, the Company estimates that it will spend an additional $8.0 million to $10.0 million to complete the installation and implementation of the management information system. At March 30, 2001, working capital was $88.4 million compared to $86.2 million at March 31, 2000. The increase in working capital is primarily the result of increases in inventory, accounts receivable and deferred taxes, offset in part by increased borrowing under the Company's line of credit. The Company has been financing its working capital requirements from its cash flow from operations and advances drawn under its line of credit.

  During fiscal 2001, the Company's cash and cash equivalents increased by $121,000. This increase is the result of an increase in cash provided by operating activities of $10.2 million from a variety of sources, primarily the non-cash impact of depreciation and amortization and write-downs of impaired assets; offset in part by (i) a decrease in cash used in investing activities of $9.1 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company's enterprise software package; and (ii) a decrease in cash provided by financing activities of $1.0 million, primarily as a result of the repurchase of shares of the Company's Common Stock, offset in part by paydowns with respect to the Company's borrowings.

  The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in November 2001. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At June 20, 2001, $13.7 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was not in compliance with all such covenants as of March 30, 2001, but obtained a waiver from its commercial lender prior to the filing of this Annual Report.

  In fiscal 1999, the Company initiated a stock repurchase program. Through June 20, 2001, an aggregate of 3.5 million shares had been repurchased for $45.8 million, an average of $13.01 per share. During fiscal 2001, 533,000 shares were repurchased for $3.2 million, an average of $6.03 per share.

  The Company believes that its existing working capital, anticipated cash flow from operations and funds available under its line of credit will enable it to finance its operations, including implementation of the management information system, and possible acquisitions, for at least the next 12 months.

Inflation

  The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Goodwill

  Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $33.5 million at March 30, 2001, or approximately 18.2% of total assets or 23.0% of consolidated shareholders' equity. The amortization of goodwill in fiscal 2001 was approximately $1.6 million, or approximately 177.0% of pretax income. The Company's estimate of the useful life of goodwill of between 15 and 30 years is considered appropriate due to the long-term nature of the business, including its customers, supply sources and longevity of operations. The risk associated with the carrying value of goodwill is whether future operating income (before amortization of goodwill) will be sufficient on an undiscounted basis to recover the carrying value. The Company reviews the recoverability of goodwill whenever significant events or changes occur which might impair the recovery of recorded costs. The measurement of possible impairment is based on either significant losses of an entity or the inability to recover the balance of the long-lived asset from expected future operating cash flows on an undiscounted basis. If an impairment exists, the amount of such impairment would be calculated based upon the discounted cash flows or the market values compared to the recorded costs. In management's opinion, the recorded amounts for goodwill are recoverable and no impairment existed at March 30, 2001. However, any significant change in the useful lives of goodwill, as estimated by management, or any changes to accounting for goodwill as new accounting standards are issued in the future, could have a material adverse effect on future results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Report of Independent Auditors............................................  22
Consolidated Balance Sheets at March 30, 2001 and March 31, 2000..........  23
Consolidated Statements of Operations for the years ended March 30, 2001,
 March 31, 2000 and March 26, 1999........................................  24
Consolidated Statements of Shareholders' Equity for the years ended March
 30, 2001, March 31, 2000 and March 26, 1999..............................  25
Consolidated Statements of Cash Flows for the years ended March 30, 2001,
 March 31, 2000 and March 26, 1999........................................  26
Notes to Consolidated Financial Statements................................  27

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 30, 2001 and March 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 30, 2001. Our audits also included the financial statement schedule listed in the index at 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 30, 2001 and March 31, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Los Angeles, California
June 1, 2001

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                             March 30,  March 31,
                                                               2001       2000
                                                             ---------  ---------
                          ASSETS
                          ------
Current assets:
 Cash and cash equivalents.................................  $  3,005   $  2,884
 Accounts receivable, less allowance for doubtful accounts
  of $1,029 in 2001 and $1,145 in 2000.....................    29,702     27,644
 Inventories, primarily finished goods.....................    82,499     80,176
 Prepaid expenses and other current assets.................     2,392      3,650
 Deferred taxes............................................     6,078      3,667
                                                             --------   --------
     Total current assets..................................   123,676    118,021
Property, plant and equipment, at cost:
 Land......................................................       519        519
 Buildings and leasehold improvements......................    10,446     10,086
 Machinery and equipment...................................    24,411     23,759
 Furniture and fixtures....................................    12,251     11,616
                                                             --------   --------
                                                               47,627     45,980
 Accumulated depreciation and amortization.................   (26,357)   (22,391)
                                                             --------   --------
                                                               21,270     23,589
Goodwill, net of accumulated amortization of $4,773 in 2001
 and $3,274 in 2000........................................    33,531     35,204
Other intangibles, net of accumulated amortization of
 $2,275 in 2001 and $3,123 in 2000.........................     1,168      1,647
Other assets...............................................     1,387      2,242
Deferred taxes.............................................     2,724      3,114
                                                             --------   --------
     Total assets..........................................  $183,756   $183,817
                                                             ========   ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
 Credit facility...........................................  $ 14,880   $ 12,500
 Accounts payable..........................................    12,070     12,693
 Accrued salaries, wages and related benefits..............     5,114      5,098
 Other accrued liabilities.................................     3,179      1,461
 Long-term debt, due within one year.......................        40        117
                                                             --------   --------
     Total current liabilities.............................    35,283     31,869
Long-term debt, less current maturities....................        49         68
Other long-term liabilities................................     2,483      1,685
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value:
   Authorized shares--3,000,000
   None issued and outstanding                                    --         --
 Common stock, no par value:
   Authorized shares--50,000,000
   Issued and outstanding shares--14,359,000 in 2001 and
    14,892,000 in 2000, at stated value....................    78,581     81,817
 Warrants..................................................       236        236
 Additional paid-in capital................................     1,260      1,260
 Retained earnings.........................................    66,405     66,882
 Accumulated other comprehensive loss......................      (541)       --
                                                             --------   --------
     Total shareholders' equity............................   145,941    150,195
                                                             --------   --------
     Total liabilities and shareholders' equity............  $183,756   $183,817
                                                             ========   ========

                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share and share amounts)

                                                    Year ended
                                        -------------------------------------
                                         March 30,    March 31,    March 26,
                                           2001         2000         1999
                                        -----------  -----------  -----------
Net sales.............................. $   351,845  $   372,466  $   332,047
Cost of sales..........................     204,073      211,840      186,150
                                        -----------  -----------  -----------
Gross profit...........................     147,772      160,626      145,897
Operating expenses:
  Selling and distribution.............     110,170      110,976       93,169
  General and administrative...........      30,155       30,800       24,873
  Non-recurring........................       7,104        3,881        1,814
                                        -----------  -----------  -----------
                                            147,429      145,657      119,856
                                        -----------  -----------  -----------
Operating income.......................         343       14,969       26,041
Other income...........................       2,037        2,613        3,617
Interest expense.......................      (1,456)        (954)         (50)
                                        -----------  -----------  -----------
Income before income taxes.............         924       16,628       29,608
Income taxes...........................       1,401        6,819       11,843
                                        -----------  -----------  -----------
Net (loss) income...................... $      (477) $     9,809  $    17,765
                                        ===========  ===========  ===========
Net (loss) income per share--basic..... $     (0.03) $      0.62  $      1.06
                                        ===========  ===========  ===========
Weighted average common shares
 outstanding--basic....................  14,420,000   15,899,000   16,784,000
                                        ===========  ===========  ===========
Net (loss) income per share--diluted... $     (0.03) $      0.62  $      1.05
                                        ===========  ===========  ===========
Weighted average common shares
 outstanding--diluted..................  14,420,000   15,917,000   16,913,000
                                        ===========  ===========  ===========



                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (in thousands, except per share and share amounts)

                                                                               Accumulated
                             Common Stock                Additional               Other
                          --------------------            Paid-in   Retained  Comprehensive
                            Shares     Amount   Warrants  Capital   Earnings      Loss       Total
                          ----------  --------  -------- ---------- --------  ------------- --------
Balance at March 27,
 1998...................  14,642,000  $ 57,196   $ --      $  724   $39,308       $ --      $ 97,228
Net income..............         --        --      --         --     17,765         --        17,765
Defined benefit plan
 funding adjustments net
 of taxes of $363.......         --        --      --         --        --         (527)        (527)
                                                                                            --------
Comprehensive income....         --        --      --         --        --          --        17,238
Issuance of stock in
 connection with
 acquisition of
 Collision Parts
 Distributor Co. at
 $12.19 per Share.......     150,000     1,828     --         --        --          --         1,828
Issuance of stock in
 connection with
 acquisition of Republic
 Automotive at $21.69
 per share..............   2,907,000    63,063     --         --        --          --        63,063
Stock options
 exercised..............     168,000     2,188     --         --        --          --         2,188
Tax benefit of stock
 options exercised               --        --      --         499       --          --           499
Repurchase of common
 stock..................  (1,009,000)  (18,839)    --         --        --          --       (18,839)
                          ----------  --------   -----     ------   -------       -----     --------
Balance at March 26,
 1999...................  16,858,000   105,436     --       1,223    57,073        (527)     163,205
Net income..............         --        --      --         --      9,809         --         9,809
Defined benefit plan
 funding adjustments net
 of taxes of $363.......         --        --      --         --        --          527          527
                                                                                            --------
Comprehensive income....         --        --      --         --        --          --        10,336
Issuance of warrants....         --        --      236        --        --          --           236
Stock option exercised..      11,000       103     --         --        --          --           103
Tax benefit of stock
 options exercised......         --        --      --          37       --          --            37
Repurchases of common
 stock..................  (1,977,000)  (23,722)    --         --        --          --       (23,722)
                          ----------  --------   -----     ------   -------       -----     --------
Balance at March 31,
 2000...................  14,892,000    81,817     236      1,260    66,882         --       150,195
Net loss................         --        --      --         --       (477)        --          (477)
Defined benefit plan
 funding adjustments net
 of taxes of $341.......         --        --      --         --        --         (541)        (541)
                                                                                            --------
Comprehensive loss......         --        --      --         --        --          --        (1,018)
Repurchase of common
 stock..................    (533,000)   (3,236)    --         --        --          --        (3,236)
                          ----------  --------   -----     ------   -------       -----     --------
Balance at March 30,
 2001...................  14,359,000  $ 78,581   $ 236     $1,260   $66,405       $(541)    $145,941
                          ==========  ========   =====     ======   =======       =====     ========


                            See accompanying notes.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Year ended
                                                 ------------------------------
                                                 March 30, March 31,  March 26,
                                                   2001      2000       1999
                                                 --------- ---------  ---------
Operating activities
 Net (loss) income.............................   $  (477) $  9,809   $ 17,765
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation and amortization...............     5,249     4,607      4,318
   Amortization of goodwill and other
    intangibles................................     2,296     2,649      2,050
   Deferred taxes..............................    (2,020)   (3,462)       679
   Loss on impairment/closures.................     7,104     3,881        --
   Provision for losses on uncollectible
    accounts...................................      (116)      127        601
   Provision for losses on inventory...........      (172)       19        251
   Loss on sales of assets.....................       142         5         27
   Changes in operating assets and liabilities:
     Accounts receivable.......................    (1,940)    3,701     (2,305)
     Inventories...............................    (1,776)   (5,429)    (1,151)
     Prepaid expenses and other current
      assets...................................       981       433     (1,949)
     Accounts payable..........................      (623)   (2,236)       521
     Accrued salaries, wages and related
      benefits.................................        17     3,314     (2,286)
     Other accrued liabilities.................       515    (3,110)      (532)
     Other, net................................     1,011     3,115        624
                                                  -------  --------   --------
      Net cash provided by operating
       activities..............................    10,191    17,423     18,613
Investing activities
 Proceeds from sales of assets.................       157       232     42,629
 Acquisitions of certain service centers, net
  of cash received.............................      (380)   (9,615)   (12,517)
 Purchases of property, plant and equipment....    (8,895)   (8,745)    (5,126)
                                                  -------  --------   --------
      Net cash (used in) provided by investing
       activities..............................    (9,118)  (18,128)    24,986
Financing activities
 Borrowings under bank credit facility.........     2,380    12,500        --
 Payments under bank credit facility...........       --        --     (20,000)
 Bankers acceptances...........................       --     (2,961)     1,109
 Principal payments on long-term debt..........       (96)     (115)    (1,133)
 Purchase of common stock......................    (3,236)  (23,722)   (18,839)
 Proceeds from stock option exercises..........       --        103      2,189
                                                  -------  --------   --------
      Net cash used in financing activities....      (952)  (14,195)   (36,674)
                                                  -------  --------   --------
Net increase (decrease) in cash and cash
 equivalents...................................       121   (14,900)     6,925
Cash and cash equivalents at beginning of
 year..........................................     2,884    17,784     10,859
                                                  -------  --------   --------
Cash and cash equivalents at end of year.......   $ 3,005  $  2,884   $ 17,784
                                                  =======  ========   ========
Supplemental disclosures:
 Interest paid during the year.................   $ 1,436  $    847   $    242
 Income taxes paid during the year.............     2,060     6,607     11,655
Supplemental schedule of non-cash financing and
 investing activities:
 Acquisition of businesses using debt..........   $   --   $    --    $    150
 Acquisition of businesses using stock.........       --        --      64,891
 Minimum pension liability adjustment..........       541      (527)       527
 Issuance of warrants..........................       --        236        --

                            See accompanying notes.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. and its wholly owned subsidiaries. Significant subsidiaries included in the consolidated financial statements include North Star Plating Co. ("North Star"), Inteuro Parts Distributors, Inc. ("Inteuro") and Republic Automotive Parts, Inc. ("Republic") (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

Business Information

  The principal business of the Company is the distribution of replacement parts for automobiles and light trucks to collision repair shops through a network of service centers located within the United States, one in Mexico, and one in Canada.

Fiscal Year

  The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The fiscal years ended March 30, 2001 and March 29, 1999 included 52 weeks. The fiscal year ended March 31, 2000 included 53 weeks.

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

  During 2001 and 2000, the Company imported 15% and 20% of its products from the Far East, respectively.

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

Long-Lived Assets

  The Company reviews the reasonability of its long-lived assets, including goodwill, as required by Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever significant events or changes occur which might impair the recovery of the recorded costs. The Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If impairment exists, the amount of such impairment is calculated based upon discounted cash flows or the market values compared to the recorded costs. In addition, the Company accounts for its long-lived assets to be disposed of at the lower of their carrying amounts or fair value less selling and disposal costs.

  During fiscal 2000, the Company recorded an impairment reserve related to goodwill and covenants not to compete aggregating $3.3 million relating to certain acquisitions and an impairment reserve of approximately $630,000 relating to tooling acquired in an acquisition.

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

Revenue Recognition

  The Company recognizes revenue from product sales at the time of delivery or shipment. The costs related to shipping and handling fees are included in selling and distribution expenses. The Company provides its customers the right to return products that are damaged or defective. The effect of these programs is estimated and current period sales and costs of sales are reduced accordingly.

Stock-Based Compensation

  The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. The Company has not granted stock options at less than the fair value of the stock at the date of grant.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. The Company must implement SFAS No. 133 by the first quarter of fiscal year 2002 and has not yet made a final determination of its impact on the financial statements.

  Effective April 1, 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which requires that entities recognize revenue subject to certain criteria. The adoption of SAB 101 did not have a significant impact on the Company's results of operations.

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

  The unaudited pro forma results of operations for the year ended March 26, 1999, as though Republic had been combined with the Company at the beginning of fiscal 1998, is as follows (in thousands, except share and per share amounts):

                                                                     March 26,
                                                                       1999
                                                                    -----------
   Net sales....................................................... $   347,346
   Net income...................................................... $    17,325
   Net income per diluted share.................................... $       .98
   Weighted average shares outstanding diluted.....................  17,649,000

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  In addition to the Republic acquisition, Keystone acquired six other companies for approximately $17.8 million cash, $1.8 million in stock and a note payable of $150,000. These acquisitions were accounted for as purchases, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $9.9 million and has been recorded as goodwill and is being amortized over 15 to 20 years. The unaudited proforma results for fiscal 1999, assuming these other acquisitions had been made at the beginning of fiscal 1998, would not be materially different from the pro forma results presented above.

3. GOODWILL AND OTHER INTANGIBLES

  Amortization expense for goodwill and other intangibles for the years ended March 30, 2001, March 31, 2000 and March 26, 1999 was $2,296,000, $2,649,000
and $2,050,000, respectively, and is included with depreciation and amortization expense.

4. FINANCING ARRANGEMENTS

  The Company maintains a revolving line of credit with a commercial lender that provides a $30,000,000 unsecured credit facility that expires, as amended, in November 2001. Initial advances under the revolving line of credit are made with interest at the lender's prime rate; however, at the Company's option, all advances may be converted to LIBOR plus 1.00%. The agreement also contains an unused line charge of 0.25%. At March 30, 2001, $14,880,000 was outstanding under the line of credit. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 30, 2001.

5. SHAREHOLDERS' EQUITY

  In June 1998, as part of the Company's acquisition of Republic, the Company issued approximately 2,907,000 shares using an average share price of $21.69.

  The Company maintains a stock repurchase plan as authorized by the Board of Directors to purchase shares of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares are redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. At March 30, 2001, shares with an aggregate value of $4,135,000 remained as authorized to be repurchased under the plan. During the years ended March 30, 2001 and March 31, 2000, the Company had repurchased approximately 533,000 shares and 1,977,000 shares, respectively, of its common stock at an average cost of $6.07 and $11.99 per share, respectively.

  In March 1999, the Company issued 150,000 shares of unregistered stock using an average share price of $12.19 to acquire Collision Parts Distributors Co.

  In February 2000, the Company issued 100,000 warrants to purchase the Company's stock at an exercise price of $6.50 to a vendor. The warrants are exercisable starting in February 2001 through 2005, or through the date of dissolution on the agreement. Using the intrinsic value method, the Company recorded the warrants in equity at $236,000 and will amortize the expense over the period services are received from the vendor.

  The Company may pay dividends at the discretion of the Board of Directors. The Company has never paid dividends.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

6. EARNINGS PER SHARE

  The Company calculates earnings per share as required by SFAS No. 128, "Earnings Per Share." Under SFAS No. 128 basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per share:

                                                            Year ended
                                                   -----------------------------
                                                   March 30, March 31, March 26,
                                                     2001      2000      1999
                                                   --------- --------- ---------
                                                    (in thousands, except share
                                                                and
                                                        per share amounts)
   Numerator:
     Net (loss) income...........................   $  (477)  $ 9,809   $17,765
                                                    -------   -------   -------
   Denominator:
     Denominator for basic (loss) earnings per
      share--weighted average Shares.............    14,420    15,899    16,784
                                                    -------   -------   -------
   Effect of dilutive securities:
     Employee stock options......................       --         18       129
     Denominator for dilutive (loss) earnings per
      share--adjusted weighted average shares and
      assumed conversions........................    14,420    15,917    16,913
                                                    -------   -------   -------
   Basic (loss) earnings per share...............   $ (0.03)  $  0.62   $  1.06
                                                    =======   =======   =======
   Diluted (loss) earnings per share.............   $ (0.03)  $  0.62   $  1.05
                                                    =======   =======   =======

  Warrants to purchase 100,000 shares with an exercise price greater than the average market price of common stock were outstanding at March 30, 2001. These warrants, along with the employees stock options, were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

7. RELATED PARTY TRANSACTIONS

  The Company has entered into various property lease agreements with related parties, including certain of the Company's directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm's length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $917,915, $1,373,000 and $1,863,000 for the fiscal years 2001, 2000 and 1999, respectively, exclusive of the Company's obligation for property taxes and insurance.

8. INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           March 30, March 31,
                                                             2001      2000
                                                           --------- ---------
                                                             (in thousands)
   Deferred tax assets:
     Inventory............................................  $2,025    $2,066
     Intangibles..........................................   2,374     2,542
     Excess of tax basis over book basis of property and
      equipment...........................................   1,739       --
     Accrued expenses.....................................   2,612     2,021
     Other, net...........................................     475       196
                                                            ------    ------
       Total deferred tax assets..........................   9,225     6,825
       Valuation allowance................................    (379)      --
                                                            ------    ------
                                                             8,846     6,825
   Deferred tax liabilities:
     Prepaid expenses.....................................     (45)      (44)
                                                            ------    ------
       Total deferred tax liabilities.....................     (45)      (44)
                                                            ------    ------
       Net deferred tax assets............................  $8,801    $6,781
                                                            ======    ======

  The Company recorded a valuation allowance related to an asset recorded as a result of the write-off of its investment in an internet company.

  Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

                                                            Year ended
                                                   -----------------------------
                                                   March 30, March 31, March 26,
                                                     2001      2000      1999
                                                   --------- --------- ---------
                                                          (in thousands)
   Current:
     Federal......................................  $ 3,011   $ 8,512   $ 7,136
     State........................................      410     1,769     1,984
                                                    -------   -------   -------
                                                      3,421    10,281     9,120
   Deferred:
     Federal......................................   (1,777)   (3,090)    1,792
     State........................................     (243)     (372)      931
                                                    -------   -------   -------
                                                     (2,020)   (3,462)    2,723
                                                    -------   -------   -------
                                                    $ 1,401   $ 6,819   $11,843
                                                    =======   =======   =======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

                                                          Year ended
                                                 -----------------------------
                                                 March 30, March 31, March 26,
                                                   2001      2000      1999
                                                 --------- --------- ---------
                                                        (in thousands)
   Income taxes at statutory tax rate...........  $  457    $5,821    $10,363
   State income taxes, net of federal tax
    effect......................................      56       710      1,229
   Non-deductible expenses......................     509       288        251
   Valuation allowance..........................     379       --         --
                                                  ------    ------    -------
                                                  $1,401    $6,819    $11,843
                                                  ======    ======    =======

9. EMPLOYEE BENEFIT PLANS

  In March 1979, the Company adopted a defined benefit pension plan (the "Plan") to provide pension benefits to all non-union employees. Plan benefits are based on an employee's years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

  In June 1998, the Company acquired Republic, including its pension and postretirement life and health insurance plans ("Health and Life Plans"). Republic's defined benefit plan covers substantially all employees. Benefits under this plan generally are based upon the employee's years of service and compensation preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income taxes. Under the Health and Life Plans, the Company contributes toward the cost of health insurance benefits for certain retired employees. In order to be eligible for postretirement health insurance coverage, an employee must retire after attainment of age 55 and completion of 10 years of service, or attainment of age 50 and completion of 15 years of service. After attainment of age 65, the employee will not be eligible for coverage under the health insurance plan. Effective July 1, 2000, the Company terminated its practice of reimbursing certain retirees for the cost of supplemental Medicare medical insurance coverage. These retirees had been receiving a maximum benefit of $75 per month. Termination of this benefit resulted in a settlement gain of $823,000. In order to be eligible for life insurance benefits, an employee must retire after attaining age 55 and completing 10 years of service, or attaining age 50 and completing 15 years of service. Eligible retirees will receive a life insurance benefit of $2,500 for which the Company pays the full cost. The Health and Life Plans are unfunded and therefore, premiums are paid from the Company's current operations.

  Effective June 30, 1999, the accrual of future benefits under the Republic defined benefit plan was suspended. The defined benefit plans of the Company and Republic were merged on December 31, 1999.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The net periodic pension cost for all the Company's benefit plans was as follows:

                               Pension Benefits               Other Benefits
                         ----------------------------- -----------------------------
                         March 30, March 31, March 26, March 30, March 31, March 26,
                           2001      2000      1999      2001      2000      1999
                         --------- --------- --------- --------- --------- ---------
                                          (in thousands)
Service cost............   $ --      $  67     $ 281     $  5      $  5       $11
Interest cost...........     365       485       424       30        87        58
Recognized gains or
 (losses)...............       3      (193)       29      --        --        --
Prior service cost
 recognized.............     --        130       --       --        --        --
Expected return on
 assets.................    (279)     (284)     (500)     --        --        --
                           -----     -----     -----     ----      ----       ---
                           $  89     $ 205     $ 234     $ 35      $ 92       $69
                           =====     =====     =====     ====      ====       ===

  The following is a summary of the status of the funding of the plans:

                                         Pension Benefits     Other Benefits
                                        ------------------- -------------------
                                        March 30, March 31, March 30, March 31,
                                          2001      2000      2001      2000
                                        --------- --------- --------- ---------
                                                    (in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of
   year...............................   $ 4,062   $ 8,140   $1,068    $ 1,107
  Service cost........................       --         67        5          5
  Interest cost.......................       365       485       30         87
  Plan participants' contributions....       --        --       --          12
  Actuarial losses (gains)............       633       (87)      95        (49)
  Settlement loss (gain)..............       --        671     (823)       --
  Benefits paid.......................      (262)   (3,121)     (87)       (94)
  Plan amendments.....................       --       (324)     --         --
  Change in assumptions...............       571    (1,769)     --         --
                                         -------   -------   ------    -------
    Benefit obligation at end of
     year.............................   $ 5,369   $ 4,062   $  288    $ 1,068
                                         =======   =======   ======    =======
Change in plan assets:
  Fair value of plan assets at
   beginning of year..................   $ 3,627   $ 6,464   $  --     $   --
  Actual return on plan assets........      (191)      284      --         --
  Company contributions...............       --        --       --         --
  Benefits paid.......................      (262)   (3,121)     --         --
                                         -------   -------   ------    -------
    Fair value of plan assets at end
     of year..........................   $ 3,174   $ 3,627   $  --     $   --
                                         =======   =======   ======    =======
Funded status:
  Funded status of the plan
   (underfunded)......................   $(2,195)  $  (435)  $ (288)   $(1,068)
  Unrecognized net actuarial (gain)
   losses.............................       882       (39)     --        (143)
                                         -------   -------   ------    -------
    Net amount recognized.............   $(1,313)  $  (474)  $ (288)   $(1,211)
                                         =======   =======   ======    =======
Amounts recognized in the statement of
 financial position:
  Accrued benefit liability...........   $(2,195)  $  (474)  $ (288)   $(1,211)
  Accumulated other comprehensive
   loss...............................       882       --       --         --
                                         -------   -------   ------    -------
    Net amount recognized.............   $(1,313)  $  (474)  $ (288)   $(1,211)
                                         =======   =======   ======    =======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  In accordance with the provisions of SFAS No. 87, "Employers Accounting for Pensions," at March 30, 2001 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The balance of the liability of $882,000 was reported in accumulated comprehensive loss, net of applicable deferred income taxes of $341,000. No minimum pension liability existed at March 31, 2000.

  In determining the actuarial present value of projected benefit obligations at March 30, 2001 and March 31, 2000, a discount rate of 7.25% and 8%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the years ended March 30, 2001 and March 31, 2000.

  For the Health and Life Plans, the actuarial present value of benefit obligations at March 30, 2001 and March 31, 2000, assumed a discount rate of 7.25% and 8%, respectively. The assumed healthcare cost trend rate for 2001 and later was 7%. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                     1-Percentage 1-Percentage
                                                        Point        Point
                                                       Increase     Decrease
                                                     ------------ ------------
                                                          (in thousands)
   Effect on the total of service cost and interest
    cost components in
    fiscal 2001.....................................     $ 4          $ (3)
   Effect on the postretirement benefit obligation
    as of March 30, 2001............................     $16          $(14)

  The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $1,318,000, $1,074,000 and $1,058,000 for the years ended March 30, 2001, March 31, 2000 and March 26, 1999, respectively.

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

10. STOCK COMPENSATION PLANS

  In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the "1996 Plan"). There were 2,200,000 shares of Common Stock reserved for issuance under the 1996 Plan. The 1996 Plan provides for granting of stock options that may be either "incentive stock options" within the meaning of
Section 422A of the Internal Revenue Code of 1986 (the "Code") or "non-qualified stock options," which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1996 Plan. All options granted have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

                                                                     Weighted
                                                                     Average
Stock Option Plan                                       Shares    Exercise Price
-----------------                                      ---------  --------------
Outstanding at March 27, 1998.........................   588,250      $13.99
  Granted.............................................   390,000       19.30
  Exercised...........................................  (168,525)      14.76
  Expired.............................................   (10,250)       9.16
                                                       ---------      ------
Outstanding at March 26, 1999.........................   799,475       16.36
  Granted.............................................   395,000       14.13
  Exercised...........................................   (11,400)       9.00
  Expired/Cancelled...................................  (327,575)      19.55
                                                       ---------      ------
Outstanding at March 31, 2000.........................   855,500       15.75
  Granted.............................................   734,000        5.58
  Exercised...........................................       --          --
  Expired/Cancelled...................................   (93,675)      13.53
                                                       ---------      ------
Outstanding at March 30, 2001......................... 1,495,825      $10.24
                                                       =========      ======

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The following tabulation summarizes certain information concerning outstanding and exercisable options at March 26, 1999, March 31, 2000 and March 30, 2001:

                                                        Price Range
                                             ----------------------------------
                                              $5.53-  $12.00-
                                              $9.00    $20.00  $20.375  $24.13
                                             -------- -------- ------- --------
Outstanding options as of March 26, 1999:
  Number outstanding........................  150,600  436,875  67,000  145,000
  Weighted average exercise price........... $   9.00 $  15.75 $20.375 $  24.13
  Weighted average remaining contractual
   life in years............................      7.2      7.6     8.4      9.1
Exercisable options:
  Number exercisable........................   75,300  125,744  16,750      --
  Weighted average exercise price........... $   9.00 $  15.61 $20.375 $    --
Outstanding options as of March 31, 2000:
  Number outstanding........................  121,700  690,300  43,500      --
  Weighted average exercise price........... $   9.00 $  15.61 $20.375 $    --
  Weighted average remaining contractual
   life in years............................      6.2      7.9     7.4      --
Exercisable options:
  Number exercisable........................   96,275  321,675  21,750      --
  Weighted average exercise price........... $   9.00 $  15.61 $20.375 $    --
Outstanding options as of March 30, 2001:
  Number outstanding........................  824,700  632,625  38,500      --
  Weighted average exercise price........... $   6.06 $  15.06 $20.375 $    --
  Weighted average remaining contractual
   life in years............................      8.2      6.6     6.8      --
Exercisable options:
  Number exercisable........................  116,700  351,625  28,875      --
  Weighted average exercise price........... $   9.00 $  15.32 $20.375 $    --

  If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net (loss) income and (loss) earnings per share would have been reduced to the pro forma amounts shown below:

                                                   March 30, March 31, March 26,
                                                     2001      2000      1999
                                                   --------- --------- ---------
                                                     (In thousands, except per
                                                          share amounts)
   Pro forma:
     Net (loss) income............................  $(1,710)  $8,444    $17,009
     Net (loss) income per share:
       Basic......................................  $  (.12)  $  .53    $  1.01
       Diluted....................................  $  (.12)  $  .53    $  1.01

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

  The effects of applying SFAS No. 123 for purposes of determining pro forma net income and net income per share are not likely to be representative of the effects on reported net income for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                 March 30,   March 31, March 26,
                                                    2001       2000      1999
                                                 ----------  --------- ---------
   Risk free interest rate...................... 4.57%-6.03%   5.24%     5.89%
   Expected life in years.......................          4       4         4
   Expected volatility..........................       54.1%   49.6%     31.6%
   Expected dividend yield......................       0.00%   0.00%     0.00%

11. COMMITMENTS AND CONTINGENCIES

  The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

  Future minimum lease payments, under noncancelable operating leases with initial terms of one year or more, are approximately as follows at March 30, 2001:

                                                       Related           Total
                                                        Party          Operating
                                                       Leases   Other   Leases
                                                       ------- ------- ---------
                                                            (in thousands)
   2002............................................... $1,095  $12,349  $13,444
   2003...............................................  1,109   10,341   11,450
   2004...............................................  1,053    8,169    9,222
   2005...............................................    873    5,420    6,293
   2006...............................................    393    3,644    4,037
   Thereafter.........................................    --     8,522    8,522
                                                       ------  -------  -------
   Total minimum rental payments...................... $4,523  $48,445  $52,968
                                                       ======  =======  =======

  Total rent expense amounted to $13,679,000, $12,985,000 and $10,695,000 for fiscal 2001, 2000 and 1999, respectively, exclusive of the Company's obligation for property taxes and insurance. Certain leases contain provisions for rent escalation that is being amortized on a straight-line basis over the lives of the leases.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

12. NON-RECURRING EXPENSES

  During fiscal 2001, the Company recorded approximately $7.1 million of nonrecurring expenses as compared to $3.9 million in fiscal 2000. In fiscal 2001, these expenses were primarily the result of a write-down

                     KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

of certain computer related expenses of approximately $4,663,000 and the Company's investment in an Internet business-to-business service provider, accounted for, using the cost method of accounting, of approximately $981,000, and approximately $1,460,000 of expenses relating to the closing or consolidation of various locations. In fiscal 2000, non-recurring expenses were the result of write-downs of goodwill and covenants not to compete relating to certain acquisitions and a write-off relating to tooling acquired in an acquisition.


  During fiscal 1999, the Company expensed approximately $1.8 million of non-recurring expenses. These expenses relate to an approximately $700,000 write-off of an abandoned computer project, approximately $650,000 related to costs incurred to consolidate duplicate warehouse facilities and approximately $450,000 related to severance payments.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended March 30, 2001 and March 31, 2000.

                                            Quarter Ended (1)
                                -----------------------------------------
                                June 30 September 29 December 29 March 30
                                ------- ------------ ----------- --------
                                (In thousands, except per share amounts)
2001:
Net Sales...................... $86,612   $82,834      $85,450   $96,949
Gross Profit...................  36,938    34,522       35,969    40,343
Non-recurring expenses.........     --        --           --      7,104 (/2/)
Net Income (Loss)..............   1,466       359          716    (3,018)
Net Income (Loss) Per Share--
 Basic.........................    0.10      0.02         0.05     (0.03)
Net Income (Loss) Per Share--
 Diluted.......................    0.10      0.09         0.05     (0.03)

                                               Quarter Ended
                                  ---------------------------------------
                                   July 2  October 1 December 31 March 31
                                  -------- --------- ----------- --------
                                      (In thousands, except per share
                                                 amounts)
2000:
Net Sales........................ $101,381  $92,501    $86,197   $92,387
Gross Profit.....................   44,906   39,283     37,227    39,209
Non-recurring expenses...........      --       --         --      3,881 (/3/)
Net Income (Loss)................    5,495    3,191      1,337      (214)
Net Income (Loss) Per Share--
 Basic...........................     0.33     0.20       0.09     (0.01)
Net Income (Loss) Per Share--
 Diluted.........................     0.33     0.20       0.09     (0.01)

  Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.
--------
(1) Fiscal 2001 contained 52 weeks and fiscal 2000 contained 53 weeks. The extra week in fiscal 2000 was included in the quarter ended July 2, 2000.
(2) Write-down of certain computer related expenses and the Company's investment in an Internet business-to-business service provider and reserves relating to closing or consolidation of various locations.
(3) Impairment reserve expense related to goodwill, covenant not to compete and tooling.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information regarding the directors and executive officers of the Company.

                                                                       Years
                                                                      Employed
         Name                       Age          Position            by Company
         ----                       ---          --------            ----------
 Ronald G. Foster.................  59  Chairman of the Board           --

 Charles J. Hogarty...............  60  President, Chief Executive       40
                                         Officer and Director

 John M. Palumbo..................  45  Vice President, Treasurer,        5
                                         and Chief Financial
                                         Officer

 D. Currey Hall...................  35  Vice President(1)                12(2)

 Carl F. Hartman..................  47  Vice President(1)                21(3)

 Christopher Northup..............  41  Vice President(1)                18

 Kim D. Wood......................  45  Vice President(1)                19(4)

 James C. Lockwood................  63  Vice President--General           4
                                         Counsel and Secretary

 A. Jayson Adair(5)...............  31  Director                        --

 Ronald G. Brown..................  64  Director                        --

 Timothy C. McQuay(5)(6)..........  49  Director                        --

 Al A. Ronco(5)...................  65  Director                        --

 George E. Seebart(5)(6)..........  72  Director                        --

 Keith M. Thompson(6).............  60  Director                        --

--------
(1) Operating officers are listed alphabetically.

(2) Includes years of service at Fenders & More, Inc.

(3) Includes years of service at Midwest Bumper Company.

(4) Includes years of service at North Star Plating Company.

(5) Member of the Audit Committee.

(6) Member of the Compensation Committee.

  RONALD G. FOSTER was elected a director of the Company in August 2000 and was elected as Chairman of the Board of Directors in August 2000. Mr. Foster has been a consultant since he left the automotive division of Tenneco, Inc. in October 1993, specializing in acquisitions, joint ventures, turnaround situations and quality systems such as QS9000. For the prior 25 years, he had held various positions within the automotive division, most recently as the Senior Vice President of Tenneco Automotive and General Manager of Monroe Auto Equipment Company, the world's largest manufacturer of ride control systems.

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

  D. CURREY HALL was elected a Vice President of the Company in August 2000. Mr. Hall was a Vice President of Fenders & More, Inc. from May 1989 to July 1997, when he became President of that company, a position which he occupies at the present time. Mr. Hall has been a member of the Board of Directors of the Aftermarket Body Parts Association since 1997.

  CARL F. HARTMAN was elected a Vice President of the Company in May 2001. Mr. Hartman was employed by Midwest Bumper Company and related companies from September 1979 until it was acquired by the Company in March 1999. He occupied various positions with those companies, beginning as a sales manager and immediately prior to the acquisition he was Vice President and General Manager. Mr. Hartman served on the Board of Directors of the Aftermarket Body Parts Association for 17 years and the Bumper Recyclers Association of North America for 3 years. He was a member of the CAPA Technical Committee for 9 years and is currently an advisor to that Committee.

  CHRISTOPHER NORTHUP has served as a Vice President of the Company since October 1996. From 1987 until October 1996, Mr. Northup served as the National Marketing Director. From his joining the Company in 1983 until 1987, Mr. Northup held the position of Publications Manager.

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

  A. JAYSON ADAIR has been the President of Copart, Inc., a publicly-held company ("Copart"), since November 1996 and has served as a director of that corporation since September 1992. From April 1995 until October 1996, Mr. Adair served as Copart's Executive Vice President and from August 1990 until April 1995, he served as its Vice President of Sales and Operations. From June 1988 to August 1990, Mr. Adair served as Copart's Manager of Operations.

  RONALD G. BROWN was elected a director of the Company upon completion of the merger of North Star Plating Company and the Company (the "North Star Merger") pursuant to the terms of the Merger Agreement and was elected as Chairman of the Board of Directors in May 1997. Mr. Brown served as Chairman of the Board until he resigned in August 2000. Mr. Brown served as President of North Star from its founding in 1968 until the North Star Merger and he is currently the Vice-President--Manufacturing of North Star. Mr. Brown has served as a member of the Board of Directors and Vice President of the Bumper Recycling Association of North America.

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

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Security Ownership," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated herein by reference.

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

  See (d) below.

  (a)(3) Exhibits:

  The following exhibits are filed herewith or incorporated by reference herein:

  Exhibit No.                             Description
  -----------                             -----------
   3.1(2)      Amended and Restated Bylaws of the Registrant. [3.4]*


 3.1.1(4)      Amendment to Amended and Restated Bylaws of the Registrant.
                [3.1.1]*


 3.1.2(9)      Amendment to Amended and Restated Bylaws of the Registrant.
                [3.1.2]*


   3.2(2)      Restated Articles of Incorporation of the Registrant. [3.5]*


 3.2.1(8)      Amendment to Restated Articles of Incorporation of Registrant.
                [3.2.1]*


 3.2.2(9)      Amendment to Restated Articles of Incorporation of Registrant.
                [3.2.2]*


 3.2.3(11)     Certificate of Determination of Series A Junior Participating
                Preferred Stock. [4.2(A)]*


   4.1(2)      Form of stock certificate. [4.1]*


   4.2(11)     Rights Agreement dated as of February 10, 2000 [4.2]*


   4.3(14)     Warrant to Purchase 100,000 shares of Common Stock dated
                February 21, 2000. [4.3]*


  10.1(1)(A)   Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*


  10.2(3)(A)   Employment Agreement between North Star and Ronald G. Brown.
                [10.5]*


  10.3(3)(A)   Employment Agreement between North Star and Kim D. Wood. [10.6]*


  10.4(14)(A)  Employment Agreement between the Registrant and John M. Palumbo dated December 1, 1999. [10.4]*


  10.5(1)(A)   Indemnification Agreement dated June 20, 1996 between the
                Registrant and Charles J. Hogarty. [10.6]*


  10.6(1)(A)   Indemnification Agreement dated June 20, 1996, between the
                Registrant and John M. Palumbo. [10.9]*


  10.7(3)(A)   Indemnification Agreement between the Registrant and Ronald G.
                Brown. [10.12]*


  10.8(3)(A)   Indemnification Agreement between the Registrant and Kim D.
                Wood. [10.13]*s


  10.9(1)(A)   Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan,
                together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

  10.10(7)(A)  Amendment to Registrant's 1996 Stock Incentive Plan


  10.11(12)(A) Amendment to Registrant's 1996 Stock Incentive Plan

 Exhibit No.                             Description
 -----------                             -----------
 10.12(1)     The Registrant's Employee Defined Benefit Pension Plan, as
               amended. [10.11]*


 10.13(1)     Lease Agreement, dated January 5, 1995, between V-JAC Properties,
               Ltd. and the Registrant. [10.14]*


 10.14(1)     Lease Agreement, dated January 5, 1995, between V-JAC Properties,
               Ltd. and the Registrant. [10.18]*


 10.15(3)     Voting Agreement dated December 6, 1996, among the Registrant,
               North Star Plating Company, Virgil K. Benton, II, Charles J.
               Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo.
               [10.37]*

 10.16(3)     Credit Agreement dated March 25, 1997 between the Registrant and
               Mellon Bank, N.A. [10.38]*


 10.17(7)     Amendment No. 1 to Credit Agreement between the Registrant and
               Mellon Bank, N.A.


 10.18(7)     Amendment No. 2 to Credit Agreement between the Registrant and
               Mellon Bank, N.A.


 10.19(9)     Amendment No. 3 to Credit Agreement between the Registrant and
               Mellon Bank, N.A. [10.25]*


 10.20(9)     Amendment No. 4 to Credit Agreement between the Registrant and
               Mellon Bank, N.A. [10.26]*


 10.21(10)    Amendment No. 5 to Credit Agreement between the Registrant and
               Mellon Bank, N.A. [a]*


 10.22(13)    Amendment No. 6 to Credit Agreement between the Registrant and
               Mellon Bank, N.A. [10.27]*


 10.23(13)    Amendment No. 7 to Credit Agreement between the Registrant and
               Mellon Bank, N.A. [10.28]*


 10.24(4)     Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

 10.25(4)     Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

 10.26(4)     Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star.
               [10.43]*

 10.27(4)     Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

 10.28(14)(A) Key Employee Salary Continuation Agreement between Registrant and
               James C. Lockwood dated April 11, 2000. [10.26]*

 21.1(15)     Subsidiaries.


 23.1(15)     Consent of Ernst & Young LLP, independent auditors of Registrant

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

 (8) Filed as an exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.

 (9) Filed as an exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.

(10) Filed as an exhibit to Registrant's Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.

(11) Filed as an exhibit to Registrant's Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.

(12) As described in Registrant's Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.

(13) Filed as an exhibit to Registrant's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(14) Filed as an exhibit to Registrant's Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.

(15) Filed herewith.

(A) A management contract or compensatory plan or arrangement as defined in
    Item 601 of Regulation S-K.

  (b) Reports on Form 8-K:

  On February 23, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to Item 5. Other Events.

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

                         KEYSTONE AUTOMOTIVE INDUSTRIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
      Description         of Year    Expenses   Accounts  Deductions    Year
      -----------        ---------- ---------- ---------- ---------- ----------
Year ended March 26,
 1999
  Allowance for
   uncollectible
   accounts.............   $  593      $601      $ 249      $  481     $  962
Year ended March 31,
 2000
  Allowance for
   uncollectible
   accounts.............   $  962      $923      $ --       $  738     $1,145
Year ended March 30,
 2001
  Allowance for
   uncollectible
   accounts.............   $1,145      $735      $ --       $  851     $1,029
--------
(1)  Uncollectible accounts written off, net of recoveries.

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
      Description         of Year    Expenses   Accounts  Deductions    Year
      -----------        ---------- ---------- ---------- ---------- ----------
Year ended March 26,
 1999
  Allowance for slow-
   moving inventory.....   $1,190      $251      $ 156      $   75     $1,522
Year ended March 31,
 2000
  Allowance for slow-
   moving inventory.....   $1,522      $408      $ --       $  290     $1,640
Year ended March 30,
 2001
  Allowance for slow-
   moving inventory.....   $1,640      $849      $ --       $1,021     $1,468

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                                 /s/ Charles J. Hogarty
                                          By: _________________________________
                                                     Charles J. Hogarty
                                                         President

Dated: June 27, 2001

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Charles J. Hogarty           President, Chief Executive    June 27, 2001
______________________________________  Officer and Director
          Charles J. Hogarty

       /s/ John M. Palumbo             Vice President and            June 27, 2001
______________________________________  Treasurer (Principal
           John M. Palumbo              Financial and Accounting
                                        Officer)

                                       Director                      June   , 2001
______________________________________
           A. Jayson Adair

       /s/ Ronald G. Brown             Director                      June 27, 2001
______________________________________
           Ronald G. Brown

      /s/ Timothy C. McQuay            Director                      June 27, 2001
______________________________________
          Timothy C. McQuay

         /s/ Al A. Ronco               Director                      June 27, 2001
______________________________________
             Al A. Ronco

      /s/ George E. Seebart            Director                      June 27, 2001
______________________________________
          George E. Seebart

      /s/ Keith M. Thompson            Director                      June 27, 2001
______________________________________
          Keith M. Thompson

      /s/ Timothy C. McQuay            Director                      June 27, 2001
______________________________________
          Timothy C. McQuay