Form 10-Q
period 2001-06-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2001-08-13
CIK 1012393

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended:  June 29, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
              For the Transition period from ________ to ________

                         Commission file number 0-28568

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                 95-2920557
              ----------                                 ----------
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

The number of shares outstanding of the registrant's Common Stock, no par value, at June 29, 2001 was 14,393,095 shares.

This Form 10-Q contains 14 pages.

                      KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                       Page Number

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                            3

                June 29, 2001 (unaudited) and March 30, 2001

         Condensed Consolidated Statements of Income                      4

                Thirteen weeks ended June 29, 2001 (unaudited) and thirteen weeks ended June 30, 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows                  5

                Thirteen weeks ended June 29, 2001 (unaudited) and thirteen weeks ended June 30, 2000 (unaudited)

         Notes to Condensed Consolidated Financial Statements
                (unaudited)                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

Item 3.  Quantitative and Qualitative Disclosure About Market Risks      11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities and Use of Proceeds                       12

Item 3.  Defaults upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                13

Signatures                                                               14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                      Keystone Automotive Industries, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                       June 29, 2001               March 30, 2001
                                                                                        (Unaudited)                    (Note)
                                                                                      ----------------            -----------------

                               ASSETS
Current Assets:
     Cash and cash equivalents                                                        $     1,395                  $     3,005
     Accounts receivable, net of allowance of $1,230 at June 2001 and $1,029
       at March 2001                                                                       28,112                       29,702
     Inventories, primarily finished goods                                                 83,834                       82,499
     Other current assets                                                                   8,518                        8,470
                                                                                      -----------                  -----------
                   Total current assets                                                   121,859                      123,676

Plant, property and equipment, net                                                         22,102                       21,270
Goodwill, net of accumulated amortization of $4,773 at June 2001 and $4,773
  at March 2001                                                                            33,531                       33,531
Other intangibles, net of accumulated amortization of $2,400 at June 2001
  and $2,275 at March 2001                                                                  1,050                        1,168

Other assets                                                                                4,229                        4,111
                                                                                      -----------                  -----------
 Total Assets                                                                         $   182,771                  $   183,756
                                                                                      ===========                  ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Credit facility                                                                  $    12,452                  $    14,880
     Accounts payable                                                                      11,685                       12,070
     Accrued liabilities                                                                    7,935                        8,293
     Current portion of long-term debt                                                         39                           40
                                                                                      -----------                 ------------
                   Total current liabilities                                               32,111                       35,283

     Long-term debt, less current portion                                                      40                           49
     Other long-term liabilities                                                            2,276                        2,483


Shareholders' Equity:
     Preferred stock, no par value:
                   Authorized shares--3,000,000
                   None issued and outstanding                                                 --                           --
     Common stock, no par value:
                   Authorized shares--50,000,000
                   Issued and outstanding shares 14,393,000 at June 2001 and               78,867                       78,581
                   14,359,000 at March 2001
                   Warrant                                                                    236                          236
     Additional paid-in capital                                                             1,260                        1,260
     Retained earnings                                                                     68,522                       66,405
     Accumulated other comprehensive loss                                                    (541)                        (541)
                                                                                      -----------                   ----------
                   Total shareholders' equity                                             148,344                      145,941
                                                                                      -----------                 ------------
                   Total liabilities and shareholders' equity                         $   182,771                 $    183,756
                                                                                      ===========                 ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE: The balance sheet at March 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                      Keystone Automotive Industries, Inc.
                  Condensed Consolidated Statements of Income
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                  Thirteen        Thirteen
                                                Weeks Ended     Weeks Ended
                                               June 29, 2001   June 30, 2000
                                               -------------   -------------
Net sales                                       $    91,527     $    86,612
Cost of sales                                        52,653          49,674
                                               -------------   -------------
Gross profit                                         38,874          36,938

Operating expenses:
     Selling and distribution expenses               28,130          26,937
     General and administrative                       7,463           7,658
                                               -------------   -------------
Operating income                                      3,281           2,343
Other income                                            523             438
Interest expense                                       (229)           (296)
                                               -------------   -------------
Income before income taxes                            3,575           2,485
Income taxes                                          1,458           1,019
                                               -------------   -------------
Net income                                      $     2,117     $     1,466
                                               =============   =============

Earnings per share:
     Basic                                      $      0.15     $      0.10
                                               =============   =============
     Diluted                                    $      0.15     $      0.10
                                               =============   =============

Weighted average shares outstanding:
     Basic                                       14,367,000      14,557,000
                                               =============   =============
     Diluted                                     14,567,000      14,557,000
                                               =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      Keystone Automotive Industries, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                       Thirteen           Thirteen
                                                                     Weeks Ended         Weeks Ended
                                                                    June 29, 2001       June 30, 2000
                                                                  -----------------   -----------------
Operating activities:
Net income                                                                $ 2,117            $ 1,466
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                               1,477              1,724
Provision for losses on uncollectible accounts                                201                 55
Provision for losses on inventory                                             246                 --
Loss on sale of assets, net                                                    (7)               (26)
Changes in operating assets and liabilities:
     Accounts receivable                                                    1,387              1,211
     Inventories                                                           (1,581)              (113)
     Other assets                                                            (173)               675
     Accounts payable                                                        (385)            (1,614)
     Accrued liabilities                                                     (566)            (1,488)
                                                                  -----------------   -----------------
Net cash provided by operating activities                                   2,716              1,890

Investing activities:
Proceeds from sale of assets                                                   14                 48
Purchases of property, plant and equipment                                 (2,189)            (1,737)
                                                                  -----------------   -----------------
Net cash used in investing activities                                      (2,175)            (1,689)

Financing activities:
Other debt, net                                                               (10)                23
(Payments) borrowings on credit facility                                   (2,427)             3,578
Repurchases of common stock                                                    --             (3,044)
Net proceeds on option exercises                                              286                 --
                                                                  -----------------   -----------------
Net cash (used in) provided by financing activities                        (2,151)               557
                                                                  -----------------   -----------------

Net (decrease) increase in cash and cash equivalents                       (1,610)               758

Cash and cash equivalents at beginning of period                            3,005              2,884
                                                                  -----------------   -----------------
Cash and cash equivalents at end of period                                $ 1,395            $ 3,642
                                                                  =================   =================

Supplemental disclosures:
     Interest paid during the period                                      $   252            $   264
                                                                  =================   =================
     Income taxes paid during the period                                  $   415            $    67
                                                                  =================   =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     Keystone Automotive Industries, Inc.

             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------
                                  (Unaudited)
                                 June 29, 2001

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 13 week period ended June 29, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 29, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended March 30, 2001, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 26, 2001.

2.   Fiscal Year

     The Company uses a 52/53 week fiscal year. The Company's fiscal year ends on the last Friday of March. The quarters ended June 29, 2001 and June 30, 2000 included thirteen week periods.

3.   Income Taxes

     The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.   New Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 supersedes APB No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this statement with respect to any business combination entered into after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies if their fiscal year begins after March 15, 2001 and if their first interim period financial statements have not been issued. The Company elected early adoption of SFAS No. 142 effective March 31, 2001. Consequently, all goodwill on the Company's balance sheet from that date forward will no longer be subject to amortization. Other intangibles, consisting of covenants not to compete, which have finite lives, will continue to be amortized over the term of the respective covenant. Pursuant to SFAS No. 142, the Company is in the process of performing a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value based test to be completed by September 28, 2001. Such goodwill and other intangibles will be subject to an annual assessment for impairment by applying a fair-value-based test.

     Effective March 31, 2001, the Company implemented SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. The implementation of SFAS No. 133, as amended by SFAS No. 137, did not have a significant impact on the Company's financial position, results of operations or cash flows.

5.   Other Intangible Assets

                                          June 29, 2001          March 30, 2001
                                          -------------          --------------
                                                     (in thousands)
  Covenants not to compete:

         Gross carrying amount               $ 3,450                $ 3,443
         Accumulated amortization             (2,400)                (2,275)
                                             -------                -------
         Other intangibles - net             $ 1,050                $ 1,168
                                             =======                =======

     Aggregate amortization expense for other intangible assets for the thirteen weeks ended June 29, 2001 and June 30, 2000 was $0.1 million, respectively. Other intangible assets will be fully amortized within the next five years.

6.   Goodwill

     The carrying amount of goodwill as of June 29, 2001 and March 30, 2001 was $33.5 million, respectively.

  The pro forma effect on prior year earnings of excluding amortization expense, net of tax, is as follows:

                                                Thirteen Weeks Ended
                                                   June 30, 2000
                                                --------------------
                                                    (in thousands,
                                                  except per share
                                                       amounts)
  Reported net income                                  $1,466
  Add back goodwill amortization, net of tax              294
                                                       ------
  Pro forma net income                                 $1,700
                                                       ======

  Basic and diluted earnings per share

  Reported net earnings per share                      $  .10
  Add back goodwill amortization, net of tax              .02
                                                       ------
  Pro forma net earnings per share                     $  .12
                                                       ======

7.   Acquisitions

     The results of operations for the quarter ended June 29, 2001 reflect the operations from certain assets acquired in December 2000, accounted for using the purchase method of accounting. No results relating to that acquisition were included with respect to the first quarter of fiscal 2001. The unaudited pro forma results for the first quarter of fiscal 2001, assuming this acquisition had been made at the beginning of fiscal 2001, would not be materially different from the results presented.


8.   Shareholders' Equity

     In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through June 29, 2001, the Company had repurchased approximately 3.5 million
shares of its common stock at an average cost of $13.01 per share.    No shares
were repurchased during the first quarter of fiscal 2002. During the first quarter of fiscal 2001, the Company repurchased 493,200 shares at a cost of approximately $3.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein and in the Company's Form 10-K for the year ended March 30, 2001, on file with the Securities and Exchange Commission.

General
-------

     Effective March 31, 2001, the Company adopted SFAS No.s 141 and 142. Under SFAS No. 141, all business combinations entered into after June 30, 2001 must be accounted for as purchases. Under SFAS No. 142, all intangibles, including goodwill, with infinite lives, will no longer be amortized. Intangibles with finite lives will continue to be amortized over those lives. As a result, the Company ceased amortizing its goodwill beginning on March 31, 2001. Substantially all of the Company's goodwill arose in connection with acquisitions consummated on or before June 29, 2001, accounted for as purchases. Goodwill represents that portion of the acquisition purchase price which exceeded the fair value of the assets acquired. The Company is in the process of performing a transitional assessment of impairment of intangibles by applying a fair-value based test as of March 31, 2001. The assessment must be completed by September 28, 2001. For a more detailed description of the impact of the adoption of SFAS No. 142 on the Company, see Notes 4, 5 and 6 of Notes to the Condensed Consolidated Financial Statements above, as well as managements discussion below, with emphasis on the paragraph entitled, "Intangible Assets."

     The results of operations for the quarter ended June 29, 2001 reflect the operations from certain assets acquired in December 2000, accounted for using the purchase method of accounting. No results relating to that acquisition were included with respect to the first quarter of fiscal 2001. The unaudited pro forma results for the first quarter of fiscal 2001, assuming this acquisition had been made at the beginning of fiscal 2001, would not be materially different from the results presented above.

Results of Operations
---------------------

     The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.


                                                    Thirteen        Thirteen
                                                   Weeks Ended    Weeks Ended
                                                  June 29, 2001   June 30, 2000
                                                  -----------------------------
Net sales                                                 100.0%          100.0%
Cost of sales                                              57.5            57.4
                                                          -----           -----
Gross profit                                               42.5            42.6
Selling and distribution expenses                          30.7            31.1
General and administrative expenses                         8.2             8.8
Other income                                                0.6             0.5
Interest expense                                           (0.3)           (0.3)
                                                          -----           -----
Income before income taxes                                  3.9             2.9
Income taxes                                                1.6             1.2
                                                          -----           -----
Net income                                                  2.3%            1.7%
                                                          =====           =====

Thirteen weeks ended June 29, 2001 compared to thirteen weeks ended June 30,
----------------------------------------------------------------------------
2000
----

     Net sales were $91.5 million for the quarter ended June 29, 2001 (the "2001 Quarter") compared to $86.6 million for the quarter ended June 30, 2000 (the "2000 Quarter"), an increase of $4.9 million or 5.7%. This increase was primarily due to an increase in the sale of body parts. During the 2001 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), increased by $4.8 million (an increase of 13%), sales of new and recycled bumpers increased by $721,000 (an increase of 3%) and sales of paint and related materials decreased by $7,000. The increases were attributable primarily to the fact that two insurance companies that had stopped specifying aftermarket parts after the State Farm decision began specifying certain aftermarket parts in the third quarter of fiscal 2001. See "Item 5" below. In addition, the Company sold approximately $6.4 million of remanufactured alloy wheels in the 2001 Quarter compared to $6.1 million in the prior year period, an increase of 5.2%.

     Gross profit increased in the 2001 Quarter to $38.9 million (42.5% of net sales) from $36.9 million (42.6% of net sales) in the 2000 Quarter, an increase of 5.2%, primarily as a result of the increase in net sales. The decrease in gross profits as a percentage of net sales in the 2001 Quarter reflects the continued fluctuation in cost of sales, generally because of factors such as product mix and competition.

     Selling and distribution expenses increased to $28.1 million (30.7% of net sales) in the 2001 Quarter from $26.9 million (31.1% of net sales) in the 2000 Quarter, an increase of 4.4%. The decrease in selling and distribution expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed return of certain of these costs.
     General and administrative expenses decreased to $7.5 million (8.2% of net sales) in the 2001 Quarter compared to $7.7 million (8.8% of net sales) in the 2000 Quarter, a decrease of 2.5%. The decrease was primarily due to the adoption of SFAS No. 142, under which the Company stopped amortizing goodwill effective March 31, 2001. This change in accounting resulted in expenses being reduced by $0.4 million in the 2001 Quarter. General and administrative expenses in the 2000 Quarter would also have been lower by $0.4 million on a pro forma basis, excluding goodwill amortization. The decrease in general and administrative expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs and the impact of SFAS No. 142.

     Income taxes increased to $1.5 million (1.6% of net sales) in the 2001 Quarter compared to $1.0 million (1.2% of net sales) in the 2000 Quarter, primarily as a result of increased income before income taxes. The change in the method of accounting for the amortization of goodwill in the 2001 Quarter resulted in a lower effective tax rate, due to the nondeductability for tax purposes of most of the goodwill, which was being amortized in prior periods.


Variability of Quarterly Results and Seasonality

     The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due primarily to the seasonal nature of the Company's business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company's sales generally are highest during the five-month period from December to April. The impact of seasonality may be reduced somewhat in the future as the Company continues to become more geographically diversified. Other factors which may influence quarterly variations include the reduced number of business days during the holiday seasons, the timing of the introduction of new products, acquisitions, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

     The Company's primary need for funds over the past two years has been to finance the growth of inventory and accounts receivable and to develop and implement an enterprise-wide management information system. Over the next 18 to 24 months, the Company estimates that it will spend an additional $7.0 million to $9.0 million to complete the installation and implementation of the management information system. At June 29, 2001, working capital was $89.7 million compared to $88.4 million at March 30, 2001. The increase in working capital is primarily the result of increases in inventory and a decrease in borrowings under the Company's credit facility, offset in part by decreases in cash and accounts receivable. The Company has been financing its working capital requirements from its cash flow from operations and advances drawn under its line of credit.

     During the 2001 Quarter, the Company's cash and cash equivalents decreased by $1.6 million. This decrease is the result of (i) a decrease in cash used in investing activities of $2.2 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company's enterprise software package; and (ii) a decrease in cash provided by financing activities of $2.2 million, primarily as a result of paydowns with respect to the Company's borrowings; offset in part by an increase in cash provided by operating activities of $2.7 million from a variety of sources, primarily as a result of net income and the non-cash impact of depreciation and amortization.

     The Company has in place a revolving line of credit with its commercial lender that provides for a $30 million unsecured credit facility that expires in November 2001. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At June 29, 2001, $12.5 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at June 29, 2001.

     In fiscal 1999, the Company initiated a stock repurchase program. Through June 29, 2001, an aggregate of 3.5 million shares had been repurchased for $45.8 million, an average of $13.01 per share. No shares were repurchased during the 2001 Quarter, while 493,200 shares were repurchased during the 2000 Quarter at an aggregate cost of approximately $3.0 million.

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

Intangible Assets

     Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $33.5 million at June 29, 2001, or approximately 18.3% of total assets or 22.6% of consolidated shareholders' equity. As a result of the early adoption of SFAS Nos.141 and 142, effective March 31, 2001, the Company stopped amortizing goodwill. On or before September 28, 2001, the Company plans to determine whether the fair value of each reporting unit exceeds the carrying value of the reporting unit, including goodwill, on the balance sheet. If the fair value of each reporting unit at March 31, 2001 exceeds its carrying value, goodwill will not be considered impaired. If the fair value is less than the carrying value as to a reporting unit at that date, then the implied fair value of the goodwill must be compared to the carrying value of the goodwill. If the carrying value exceeds the implied fair value, an impaired loss will be recognized. Any impairment losses will be recognized by restating the operating results for the first quarter which ended June 29, 2001. The impairment loss, if any, would be accounted for as an effect of a change in accounting principles.

     Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of June 29, 2001, other intangible assets amounted to
1.0 million. For the 2001 Quarter, amortization of other intangible assets was approximately $0.1 million or approximately 3.4% of pretax income. Other intangible assets must be reviewed for impairment in the same manner as goodwill, as described above.

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

Item 2.   Changes in Securities and Use of Proceeds.   None
          ------------------------------------------

Item 3.   Defaults Upon Senior Securities.   None
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. None
          ---------------------------------------------------

Item 5.   Other Information.
          -----------------


     State Farm Decision and Pending Actions. In July 1997, certain individuals initiated a class action lawsuit against State Farm in the Illinois Circuit Court in Williamson County (Marion, Illinois), asserting claims for breach of contract, consumer fraud and equitable relief relating to State Farm's then practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer ("non-OEM crash parts") when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breached State Farm's insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their "pre-loss condition" as specified in their policy. In October 1999, after a lengthy trial, the jury awarded the class damages in the amount of approximately $586 million and the judge assessed punitive damages against State Farm of over $600 million. State Farm appealed the verdict. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million to an aggregate award of $1.06 billion.

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

     Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. The Company has also entered into agreements with various service providers and integrators to assist with the installation of the package. Through June 29, 2001, the Company had expended an aggregate of approximately $10.8 million on the purchase of hardware and the software implementation relating to the installation of the new enterprise software package. In fiscal year 2001, the Company wrote down approximately $4.7 million of these costs in accordance with SFAS No. 121. To date, the costs have been paid using funds generated from operating cash flow or borrowings under the Company's line of credit and it is anticipated that future costs will be paid from existing working capital, cash flow from operations or borrowings under the Company's line of credit.

     At the present time, the Company estimates that the new enterprise software system, which will consolidate the Company's various systems and address a number of management issues, will be installed and operating company-wide in 18 to 24 months, at an additional cost of between $7.0 million and $9.0 million. The estimated cost of the projects described above are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these time or cost estimates are accurate, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the inherent difficulty in integrating new computer systems into the Company's existing operations and the availability and cost of additional hardware which may be needed to complete the installation.

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


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          a.   Exhibits
                 Exhibit 10.24 Amendment No. 8 to Credit Agreement between Registrant and Mellon Bank, N.A.
          b.   Reports on form 8-K - None

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

                         By:     /S/ John M. Palumbo
                              -------------------------------------------------
                              John M. Palumbo
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial and Accounting Officer)

     Date:  August 13, 2001