Form 10-Q
period 2001-09-28
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2001-11-13
CIK 1012393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 28, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition period from                  to

Commission file number 0-28568

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

California	95-2920557
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

700 East Bonita Avenue, Pomona, CA 91767
(Address of principal executive offices) (Zip Code)

(909) 624-8041
(Registrant’s telephone number including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          The number of shares outstanding of the registrant’s Common Stock, no par value, at September 28, 2001 was 14,505,455 shares.

          This Form 10-Q contains 14 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	September 28, 2001 (unaudited) and March 30, 2001

	Condensed Consolidated Statements of Operations	4

	Thirteen weeks and twenty-six weeks ended September 28, 2001 (unaudited) and thirteen weeks and twenty-six weeks ended September 29, 2000 (unaudited)

	Condensed Consolidated Statements of Cash Flows	5

	Twenty-six weeks ended September 28, 2001 (unaudited) and twenty-six weeks ended September 29, 2000 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 28, 2001	March 30, 2001
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,710	$ 3,005
Accounts receivable, net of allowance of $1,360 at September 2001 and $1,029 at March 2001	28,882	29,702
Inventories, primarily finished goods	80,804	82,499
Other current assets	10,182	8,470

Total current assets	123,578	123,676
Plant, property and equipment, net	17,033	21,270
Goodwill, net of accumulated amortization of $4,773 at September 2001 and March 2001	33,776	33,531
Other intangibles, net of accumulated amortization of $2,514 at September 2001 and $2,275 at March 2001	1,190	1,168
Other assets	4,145	4,111

Total Assets	$179,722	$183,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$ 13,253	$ 14,880
Accounts payable	8,896	12,070
Accrued liabilities	8,537	8,293
Current portion of long-term debt	38	40

Total current liabilities	30,724	35,283
Long-term debt, less current portion	30	49
Other long-term liabilities	2,149	2,483
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 14,505,000 at September 2001 and 14,359,000 at March 2001	79,725	78,581
Warrant	236	236
Additional paid-in capital	1,260	1,260
Retained earnings	66,139	66,405
Accumulated other comprehensive loss	(541)	(541)

Total shareholders’ equity	146,819	145,941

Total liabilities and shareholders’ equity	$179,722	$183,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:
The balance sheet at March 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended September 28, 2001	Thirteen Weeks Ended September 29, 2000	Twenty-six Weeks Ended September 28, 2001	Twenty-six Weeks Ended September 29, 2000
Net sales	$ 88,734	$ 82,834	$ 180,261	$ 169,445
Cost of sales	50,927	48,312	103,580	97,986

Gross profit	37,807	34,522	76,681	71,459
Operating expenses:
Selling and distribution	27,414	26,594	55,544	53,530
General and administrative	7,747	7,457	15,210	15,115
Non-recurring	6,796	—	6,796	—

Operating (loss) income	(4,150)	471	(869)	2,814
Other income	485	535	1,008	973
Interest expense, net	(204)	(396)	(433)	(692)

(Loss) income before income taxes	(3,869)	610	(294)	3,095
Income taxes (benefit) expense	(1,488)	251	(30)	1,269

Net (loss) income	(2,381)	$ 359	(264)	$ 1,826

(Loss) earnings per share:
Basic	$ (0.16)	$ 0.02	$ (0.02)	$ 0.13

Diluted	$ (0.16)	$ 0.02	$ (0.02)	$ 0.13

Weighted average shares outstanding:
Basic	14,442,000	14,399,000	14,405,000	14,478,000

Diluted	14,442,000	14,408,000	14,405,000	14,486,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-six Weeks Ended September 28, 2001	Twenty-six Weeks Ended September 29, 2000
Operating activities
Net (loss) income	$ (264)	$1,826
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,798	3,622
Loss on impairment	6,796	—
Provision for losses on uncollectible accounts	331	87
Provision for losses on inventory	855	—
Gain on sale of assets	(23)	(47)
Changes in operating assets and liabilities:
Accounts receivable	526	1,164
Inventories	1,130	(436)
Other assets	(1,742)	1,446
Accounts payable and accrued liabilities	(3,266)	(3,005)

Net cash provided by operating activities	7,141	4,657

Investing activities
Proceeds from sale of assets	46	87
Purchases of property, plant and equipment	(5,006)	(5,375)
Cash paid for acquisitions	(970)	—

Net cash used in investing activities	(5,930)	(5,288)

Financing activities
(Payments) Borrowings on credit facility	(1,627)	4,338
Other debt, net	(21)	42
Repurchases of common stock	—	(3,044)
Net proceeds on option exercise	1,142	—

Net cash (used in) provided by financing activities	(506)	1,336

Net increase in cash and cash equivalents	705	705
Cash and cash equivalents at beginning of period	3,005	2,884

Cash and cash equivalents at end of period	$3,710	$3,589

Supplemental disclosures
Interest paid during the period	$ 465	$ 478

Income taxes paid during the period	$1,730	$1,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2001
(Unaudited)

1.    Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 26 week period ended September 28, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 29, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended March 30, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2001.

2.    Fiscal Year

          The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March.

3.    Income Taxes

          The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.    New Accounting Standards

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 supersedes Accounting Principle Board Opinion (“APB”) No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this Statement with respect to any business combination entered into after June 30, 2001.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies if their fiscal year begins after March 15, 2001 and if their first interim period financial statements have not been issued prior to adoption. The Company elected early adoption of SFAS No. 142 effective March 31, 2001. Consequently, all goodwill on the Company’s balance sheet from that date forward is no longer subject to amortization. Other intangibles, consisting of covenants not to compete with finite lives, continue to be amortized over the term of the respective covenant. Pursuant to SFAS No. 142, the Company performed a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value-based test and determined that the Company’s goodwill and other intangibles may be impaired. Prior to December 28, 2001, the Company will determine the amount of impairment loss, if any. Thereafter, goodwill and other intangibles will be subject to an annual assessment for impairment by applying a fair-value-based test.

          Effective March 31, 2001, the Company implemented SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. The implementation of SFAS No. 133, as amended by SFAS No. 137, did not have a significant impact on the Company’s financial position, results of operations or cash flows.

5.    Other Intangible Assets

	September 28, 2001	March 30, 2001
	(in thousands)
Covenants not to compete:
Gross carrying amount	$3,704	$3,443
Accumulated amortization	(2,514)	(2,275)

Other intangibles—net	$1,190	$1,168

          Aggregate amortization expense for other intangible assets for the twenty-six weeks ended September 28, 2001 and September 29, 2000, was $0.2 million and $0.3 million, respectively. Other intangible assets will be fully amortized within the next five years.

6.    Goodwill

          The carrying amount of goodwill as of September 28, 2001 and March 30, 2001, was $33.8 million and $33.5 million, respectively.

          The pro forma effect on prior year earnings of excluding amortization expense, net of tax, is as follows:

	Thirteen Weeks Ended September 29, 2000	Twenty-six Weeks Ended September 29, 2000
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Reported net income	$359	$1,826
Add back goodwill amortization, net of tax	235	476

Pro forma net income	$594	$2,302

Basic and diluted earnings per share:
Reported net earnings per share	$ .02	$ .13
Add back goodwill amortization	.02	.03

Pro forma earnings per share	$ .04	$ .16

7.    Acquisitions

          The results of operations for the twenty-six weeks ended September 28, 2001, reflect the operations from certain assets acquired in December 2000 and August 2001, accounted for using the purchase method of accounting. No results relating to these acquisitions were included with respect to the twenty-six weeks ended September 29, 2000. The unaudited pro forma results for the twenty-six week periods ended September 29, 2000 and September 28, 2001, assuming these acquisitions had been completed at the beginning of fiscal 2001, would not be materially different from the results presented.

8.    Shareholders’ Equity

          In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through September 28, 2001, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share. No shares were repurchased during the six months ended September 28, 2001. During the six months ended September 29, 2000, the Company repurchased 493,200 shares at a cost of approximately $3.0 million.

9.    Non-Recurring Expenses

          In September 2001, the Company was informed by its enterprise software provider that it was ceasing all development of the software package licensed by the Company. As a result, in the second quarter ended September 28, 2001, the Company determined that it could not proceed with the Company-wide installation and booked a pre-tax charge of $6.8 million to write off the previously capitalized software development costs. With this charge, the Company has written off its investment in this software package.

10.    Earnings Per Share

          Basic net (loss) earnings per share is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) earnings per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. Employee stock options were not included in the computation of diluted earnings per share during the three months and six months ended September 28, 2001 because their inclusion is anti-dilutive to the net loss.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in the Company’s Form 10-K for the year ended March 30, 2001, on file with the Securities and Exchange Commission.

General

          Effective March 31, 2001, the Company adopted SFAS No.s 141 and 142. For a more detailed description of the impact of the adoption of SFAS No.s 141 and 142 on the Company, see Notes 4 and 6 of Notes to the Condensed Consolidated Financial Statements above, as well as management’s discussion below, with emphasis on the paragraph entitled, “Intangible Assets.”

          The results of operations for the twenty-six weeks ended September 28, 2001, reflect the operations from certain assets acquired in December 2000 and August 2001, accounted for using the purchase method of accounting. No results relating to these acquisitions were included with respect to the twenty-six weeks ended September 29, 2000. The unaudited pro forma results for the twenty-six week periods ended September 29, 2000 and September 28, 2001, assuming these acquisitions had been made at the beginning of fiscal 2001, would not be materially different from the results presented.

Results of Operations

          The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended September 28, 2001	Thirteen Weeks Ended September 29, 2000	Twenty-six Weeks Ended September 28, 2001	Twenty-six Weeks Ended September 29, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4	58.3	57.5	57.8

Gross profit	42.6	41.7	42.5	42.2
Selling and distribution expenses	30.9	32.1	30.8	31.7
General and administrative expenses	8.7	9.0	8.4	8.9
Non-recurring expense	7.7	—	3.8	—
Other income	0.5	0.6	0.6	0.6
Interest expense, net	0.2	0.5	0.2	0.4

(Loss) Income before income taxes	(4.4)	0.7	(0.2)	1.8
Income tax (benefit) expense	(1.7)	0.3	—	0.7

Net (loss) income	(2.7)%	0.4%	(0.1)%	1.1%

Thirteen weeks ended September 28, 2001 compared to thirteen weeks ended September 29, 2000

          Net sales were $88.7 million for the quarter ended September 28, 2001 (the “2001 Quarter”) compared to $82.8 million for the quarter ended September 29, 2000 (the “2000 Quarter”), an increase of $5.9 million or

7.1%. This increase was due primarily to increases in sales of automotive body parts and bumpers. During the 2001 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $4.8 million (an increase of 13.8%), sales of new and recycled bumpers increased by $1.5 million (an increase of 6.3%) and sales of paint and related materials decreased by $0.3 million. The increases were attributable primarily to the fact that insurance companies are increasingly specifying aftermarket parts in the repair of damaged vehicles. See “Item 5” below. In addition, the Company sold approximately $6.3 million of remanufactured alloy wheels in the 2001 Quarter compared to $5.5 million in the prior year period, an increase of 14.8%.

          Gross profit increased in the 2001 Quarter to $37.8 million (42.6% of net sales) from $34.5 million (41.7% of net sales) in the 2000 Quarter, an increase of $3.2 million or 9.5%, primarily as a result of the increase in net sales. The Company’s increase in gross profit as a percentage of net sales in the 2001 Quarter reflects the continued fluctuation in cost of sales, primarily because of factors such as product mix and competition. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

          Selling and distribution expenses increased to $27.4 million (30.9% of net sales) in the 2001 Quarter from $26.6 million (32.1% of net sales) in the 2000 Quarter, an increase of 3.1%. The decrease in selling and distribution expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed return of certain of these costs.

          General and administrative expenses increased to $7.7 million (8.7% of net sales) in the 2001 Quarter compared to $7.5 million (9.0% of net sales) in the 2000 Quarter, an increase of 3.9%. The increase was primarily due to increased sales, offset in part as a result of the adoption of SFAS No. 142, under which the Company stopped amortizing goodwill effective March 31, 2001. This change in accounting resulted in expenses being reduced by $0.4 million in the 2001 Quarter. General and administrative expenses in the 2000 Quarter would also have been lower by $0.4 million on a pro forma basis, excluding goodwill amortization. The decrease in general and administrative expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales, the fixed nature of certain of these costs and the impact of SFAS No. 142.

          During the 2001 Quarter, the Company recognized $6.8 million (7.7% of net sales) of non-recurring expenses. This recognition reflects a pre-tax charge that is related to its investment in an enterprise-wide software package resulting from the notification from the Company’s software provider that it was ceasing further development of the software licensed by the Company.

          As a result of the pre-tax charge of $6.8 million, the Company recognized a tax benefit of $1.5 million, reducing the loss for the 2001 Quarter.

Twenty-six weeks ended September 28, 2001 compared to twenty-six weeks ended September 29, 2000

          Net sales were $180.3 million for the twenty-six weeks ended September 28, 2001 (the “2001 Six Months”) compared to $169.4 million for the twenty-six weeks ended September 29, 2000 (the “2000 Six Months”), an increase of $10.8 million or 6.4%. This increase was made up of increases of $9.7 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts) and $2.3 million in sales of new and recycled bumpers and a decrease of $0.3 million in sales of paint and related materials, which changes represent increases of approximately 13.6% and 4.4% and a decrease of 1.0%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $12.8 million of remanufactured alloy wheels in the 2001 Six Months compared to $11.7 million in the 2000 Six Months, an increase of 9.7%.

          Gross profit increased in the 2001 Six Months to $76.7 million (42.5% of net sales) from $71.5 million (42.2% of net sales) in the 2000 Six Months, an increase of $5.2 million or 7.3%, primarily as a result of the increase in net sales. The increase in gross margins during the 2001 Six Months primarily reflects a change in product mix and competition. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

          Selling and distribution expenses increased to $55.5 million (30.8% of net sales) in the 2001 Six Months from $53.5 million (31.6% of sales) in the 2000 Six Months, an increase of 3.8%. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed return of certain of these costs.

          General and administrative expenses increased to $15.2 million (8.4% of net sales) in the 2001 Six Months from $15.1 million (8.9% of net sales) in the 2000 Six Months, an increase of 0.6%. The increase was primarily due to increased sales, offset in part as a result of the adoption of SFAS No. 142, under which the Company stopped amortizing goodwill effective March 31, 2001. This change in accounting resulted in expenses being reduced by $0.8 million in the 2001 Six Months. General and administrative expenses in the 2000 Six Months would also have been lower by $0.8 million on a pro-forma basis, excluding goodwill amortization. The decrease in these expenses as a percentage of net sales was primarily the result of certain fixed costs being spread over increased sales, the fixed nature of certain of these costs and the impact of SFAS No. 142.

          During the 2001 Six Months, the Company recognized $6.8 million (3.8% of net sales) of non-recurring expenses. See the comparison of the thirteen-week periods set forth above. As a direct result of that recognition, the Company had a net loss for the 2001 Six Months of $0.3 million. This net loss was reduced by a small tax benefit as a result of the recognition.

Liquidity and Capital Resources

          The Company’s primary need for funds over the past two years has been to finance the growth of inventory and accounts receivable and to develop and implement an enterprise-wide management information system. At September 28, 2001, working capital was $92.9 million compared to $88.4 million at March 30, 2001. The increase in working capital is primarily the result of a decrease in payables and borrowings under the Company’s credit facility and an increase in cash, offset by decreases in inventory and accounts receivable. The Company has been financing its working capital requirements from its cash flow from operations and advances drawn under its line of credit.

          During the six months ended September 28, 2001, the Company’s cash and cash equivalents increased by $0.7 million. This increase is the result of (i) an increase in cash provided by operating activities of $7.1 million from a variety of sources, primarily as a result of the non-cash impact of the pre-tax charge with respect to the Company’s investment in an enterprise-wide software package and depreciation and amortization, offset in part by a reduction in accounts payable and (ii) decreases in cash used in investing activities of $5.9 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package; and in cash used in financing activities of $0.5 million, primarily as a result of paydowns with respect to the Company’s borrowings offset in part by an increase in cash provided from the exercise of stock options.

          The Company has in place a revolving line of credit with a commercial lender that provides for a $30 million unsecured credit facility that expires in January 2002. The commercial lender has informed the Company that it has changed its lending focus and that the Company should obtain a replacement line from another leader. The Company is currently seeking a replacement facility and while there can be no assurances, it believes that a replacement line of credit on reasonable terms will be available. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At September 28, 2001, $13.3 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at September 28, 2001, or has received a waiver.

          In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through September 28, 2001, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share. No shares were repurchased during the six months ended September 28, 2001. During the six months ended September 29, 2000, the Company repurchased 493,200 shares at a cost of approximately $3.0 million.

          The Company believes that its existing working capital, anticipated cash flow from operations and funds available under its line of credit will enable it to finance its operations, including possible acquisitions, and the costs related to a new enterprise-wide management information system, for at least the next 12 months.

Inflation

          The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Intangible Assets

          Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $33.8 million at September 28, 2001, or approximately 18.8% of total assets or 23.0% of consolidated shareholders’ equity. As a result of the early adoption of SFAS No.s 141 and 142, effective March 31, 2001, the Company stopped amortizing goodwill. The Company has determined that its fair value (based primarily upon the trading value of its Common Stock) at March 31, 2001 may be less than its carrying value, including goodwill, on the balance sheet. Therefore, goodwill may be considered impaired. The Company is currently in the process of determining the amount of the impairment, if any. Any impairment losses will be recognized by restating the operating results for the first quarter which ended June 29, 2001. The impairment loss, if any, would be accounted for as an effect of a change in accounting principles.

          Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of September 28, 2001, other intangible assets amounted to $1.2 million. For the six months ended September 28, 2001, amortization of other intangible assets was approximately $0.2 million. Other intangible assets must be reviewed for impairment in the same manner as goodwill, as described above.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

          None

Item 2.    Changes in Securities and Use of Proceeds.

          None

Item 3.    Defaults Upon Senior Securities.

          None

Item 4.    Submission of Matters to a Vote of Security Holders.

          On August 23. 2001, the Company held it’s annual meeting of shareholders. All of the nominees for election as directors were elected, without opposition. Following is a tabulation of the votes cast for each nominee:

	Votes Cast
Nominee	For	Withheld
Ronald G. Brown	12,946,612	59,145
Charles J. Hogarty	12,939,612	66,143
Al A. Ronco	12,808,861	196,896
Timothy C. McQuay	12,988,861	16,896
George E. Seebert	12,998,464	7,293
Keith M. Thompson	12,828,970	176,787
Ronald G. Foster	12,997,764	7,993

Item 5.    Other Information.

           State Farm Decision and Pending Actions.    In July 1997, certain individuals initiated a class action lawsuit against State Farm in the Illinois Circuit Court in Williamson County (Marion, Illinois), asserting claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying the use of parts manufactured by sources other than the original equipment manufacturer (“non-OEM crash parts”) when adjusting claims for the damage to insured vehicles. The Williamson County Court certified a near-nationwide class. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act because non-OEM crash parts are inherently inferior to OEM crash parts and, consequently, vehicles are not restored to their “pre-loss condition” as specified in their policy. In October 1999, after a lengthy trial, the jury awarded the class damages in the amount of approximately $586 million and the judge assessed punitive damages against State Farm of over $600 million. State Farm appealed the verdict. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million to an aggregate award of $1.06 billion. The action of the Appellate Court has been appealed to the Illinois Supreme Court.

          Shortly after the verdict in the Williamson County case, State Farm suspended specifying most non-OEM crash parts used in connection with repairing cars covered by their insurance. Effective November 8, 1999, Nationwide Insurance and Farmers Insurance also temporarily suspended specifying many non-OEM crash parts. However, in early 2001, both companies announced that they were again going to specify certain aftermarket parts in the repair of vehicles insured by them. While certain insurance companies are once again specifying non-OEM crash parts, the action of insurance companies following the State Farm decision has had, and continues to have, an adverse impact on the Company’s sales and net income.

          At the present time, lawsuits are pending in a number of states against several insurance companies alleging violation of contractual provisions and various laws and statutes relating to the specification of non-OEM crash parts in connection with the repair of damaged vehicles. These cases have been brought as class actions and generally involve two different legal theories. One line of cases is similar to State Farm contending that non-OEM crash parts do not restore a vehicle to their “pre-loss condition” as provided for in the insurance policy. The other theory is that of “diminished value,” with the contention being that in addition to repairing the vehicle, the owner should be compensated for the difference between the pre-loss value and the value after the vehicle is repaired.

          While the Company was not, nor currently is, a party to the State Farm lawsuit or the other pending lawsuits, a substantial portion of the Company’s business consists of the distribution of non-OEM crash parts to collision repair shops for use in repairing automobiles, the vast majority of which are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases or there is a substantial verdict upholding the diminished value theory, and such cases are not overturned on appeal, with the result that non-OEM crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Once again, OEM’s would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles.

          The Company believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their “pre-loss condition.” In addition, the Company provides a warranty with respect to the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

           Federal and State Action.    During the past four years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. Similar legislation has been introduced in many states during 2001 and the Company anticipates that the introduction of such legislation will continue for the foreseeable future. While legislation has been passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts, to date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or restricting the use of non-OEM crash parts, it could have a material adverse impact on the Company.

          In addition, during 2000, a U.S. Congressman requested that the General Accounting Office (“GAO”) review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO report was released in January 2001. The report may lead to congressional hearings and possible future legislation, which could be adverse to the interests of the Company.

           Management Information Systems.    In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. The Company also entered into agreements with various service providers and integrators to assist with the installation of the package. Through September 28, 2001, the Company had expended an aggregate of approximately $12.3 million on the purchase of hardware and software development relating to the installation of the new enterprise software package. In fiscal year 2001, the Company wrote down approximately $4.7 million of these costs in accordance with SFAS No. 121. On September 20, 2001, the vendor informed the Company that it was ceasing all development of the software package licensed by the Company. As a result, the Company determined that it could not proceed with the Company-wide installation and booked a pre-tax charge of $6.8 million to write off the previously capitalized software development costs.

          The Company had not implemented the above described software package on a Company-wide basis and is continuing to utilize the software systems that it has been using over the last few years. As a result, the vendor’s action is not having a negative impact on the Company’s operations. However, management still believes that the

Company should combine the various management information systems throughout the Company into one enterprise-wide system. Consequently, the Company is currently reviewing other vendor-systems with a view to licensing a replacement system and implementing it throughout the Company. At the present time, no estimate can be given as to when an agreement with a new vendor may be entered into or the timing or cost for a complete implementation.

           Continued Acceptance of Aftermarket Collision Replacement Parts.    Based upon industry sources, the Company estimates that approximately 87% of automobile collision repair work is paid for in part by insurance; accordingly, the Company’s business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. As described above, the use of many of the products distributed by the Company is being disputed in various forums.

Item 6.    Exhibits and Reports on Form 8-K.

          a.  Exhibits

Exhibit 10.25—Amendment No. 9 to Credit Agreement between Registrant and Mellon Bank, N.A.

Exhibit 10.26—Amendment No. 10 to Credit Agreement between Registrant and Mellon Bank, N.A.

          b.  Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KE	YSTONE AUTOMOTIVE INDUSTRIES, INC.

/s/ JOHN M. PALUMBO
By	:
John M. Palumbo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Da	te: November 12, 2001