Form 10-Q
period 2001-12-28
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2002-02-11
CIK 1012393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 28, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Transition period from                           to

Commission file number 0-28568

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2920557 (I.R.S. Employer Identification Number)

700 East Bonita Avenue, Pomona, CA 91767
(Address of principal executive offices) (Zip Code)

(909) 624-8041
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

The number of shares outstanding of the registrant’s Common Stock, no par value, at December 28, 2001 was 14,529,995 shares.

This Form 10-Q contains 15 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	December 28, 2001 (unaudited) and March 30, 2001

	Condensed Consolidated Statements of Income	4

	Thirteen weeks (unaudited) and thirty-nine weeks ended December 28, 2001 (unaudited)

	Thirteen weeks (unaudited) and thirty-nine weeks ended December 29, 2000

	Condensed Consolidated Statements of Cash Flows	5

	Thirty-nine weeks ended December 28, 2001 (unaudited) and

	Thirty-nine weeks ended December 29, 2000 (unaudited)

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	12

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 28, 2001	March 30, 2001
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$2,906	$3,005
Accounts receivable, net of allowance of $1,403 at December 2001 and $1,029 at March 2001	31,176	29,702
Inventories, primarily finished goods	81,719	82,499
Other current assets	8,964	8,470

Total current assets	124,765	123,676
Plant, property and equipment, net	16,749	21,270
Goodwill, net of accumulated amortization of $4,773 at December 2001 and March 2001	33,771	33,531
Other intangibles, net of accumulated amortization of $2,627 at December 2001 and $2,275 at March 2001	1,074	1,168
Other assets	4,163	4,111

Total Assets	$180,522	$183,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$8,345	$14,880
Accounts payable	13,031	12,070
Accrued liabilities	7,332	8,293
Current portion of long-term debt	37	40

Total current liabilities	28,745	35,283
Long-term debt, less current portion	22	49
Other long-term liabilities	1,968	2,483
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000 None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000 Issued and outstanding shares 14,530,000 at December 2001 and 14,359,000 at March 2001	79,903	78,581
Warrant	236	236
Additional paid-in capital	1,260	1,260
Retained earnings	68,929	66,405
Accumulated other comprehensive loss	(541)	(541)

Total shareholders’ equity	149,787	145,941

Total liabilities and shareholders’ equity	$180,522	$183,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:
The balance sheet at March 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended December 28, 2001	Thirteen Weeks Ended December 29, 2000	Thirty-nine Weeks Ended December 28, 2001	Thirty-nine Weeks Ended December 29, 2000
Net sales	$94,149	$85,450	$274,410	$254,895
Cost of sales	53,463	49,481	157,043	147,467

Gross profit	40,686	35,969	117,367	107,428
Operating expenses:
Selling and distribution	27,800	27,251	83,344	80,780
General and administrative	8,454	7,632	23,664	22,747
Non-recurring	—	—	6,796	—

Operating income	4,432	1,086	3,563	3,901
Other income	411	521	1,419	1,495
Interest expense, net	(117)	(394)	(550)	(1,087)

Income before income taxes	4,726	1,213	4,432	4,309
Income tax expense	1,938	497	1,908	1,767

Net income	$2,788	$716	$2,524	$2,542

Earnings per share:
Basic	$0.19	$0.05	$0.17	$0.18

Diluted	$0.19	$0.05	$0.17	$0.18

Weighted average shares outstanding:
Basic	14,369,000	14,364,000	14,442,000	14,440,000

Diluted	14,795,000	14,364,000	14,814,000	14,452,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended December 28, 2001	Thirty-nine Weeks Ended December 29, 2000
Operating activities
Net income	$2,524	$2,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,381	5,477
Loss on impairment	6,796	—
Provision for losses on uncollectible accounts	374	84
Provision for losses on inventory	1,414	(63)
(Gain) loss on sale of assets, net	(29)	10
Changes in operating assets and liabilities:
Accounts receivable	(1,811)	(966)
Inventories	(344)	(4,827)
Other assets	(534)	1,729
Accounts payable and accrued liabilities	(515)	(1,766)

Net cash provided by operating activities	12,256	2,220
Investing activities
Proceeds from sale of assets	78	113
Purchases of property, plant and equipment	(6,220)	(7,077)
Cash paid for acquisitions	(970)	(380)

Net cash used in investing activities	(7,112)	(7,344)
Financing activities
(Payments) Borrowings on credit facility, net	(6,535)	7,432
Other debt, net	(30)	22
Repurchases of common stock	—	(3,236)
Net proceeds on option exercise	1,322	—

Net cash (used in) provided by financing activities	(5,243)	4,218

Net decrease in cash and cash equivalents	(99)	(906)
Cash and cash equivalents at beginning of period	3,005	2,884

Cash and cash equivalents at end of period	$2,906	$1,978

Supplemental disclosures
Interest paid during the period	$597	$975

Income taxes paid during the period	$3,013	$1,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 28, 2001

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 39 week period ended December 28, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 29, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended March 30, 2001, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2001.

2.    Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March.

3.    Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.    New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 supersedes Accounting Principle Board Opinion (APB) No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this Statement with respect to any business combination entered into after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies if their fiscal year begins after March 15, 2001 and if their first interim period financial statements have not been issued prior to adoption. The Company elected early adoption of SFAS No. 142 effective March 31, 2001. Consequently, all goodwill on the Company’s balance sheet from that date forward will no longer be subject to amortization. Other intangibles, consisting of covenants not to compete with finite lives, will continue to be amortized over the term of the respective covenant. Pursuant to SFAS No. 142, the Company performed a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value-based test and determined that the Company’s goodwill and other intangibles may be impaired. Prior to March 29, 2002, the Company will determine the amount of impairment loss, if any. Thereafter, goodwill and other intangibles will be subject to an annual assessment for impairment by applying a fair-value-based test.

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

5.    Other Intangible Assets

Covenants not to compete:

	December 28, 2001	March 30, 2001
	(in thousands)
Gross carrying amount	$3,701	$3,443
Accumulated amortization	(2,627)	(2,275)

Other intangibles—net	$1,074	$1,168

Aggregate amortization expense for other intangible assets for the thirty-nine weeks ended December 28, 2001 and December 29, 2000, was $0.4 million and $0.4 million, respectively. Other intangible assets will be fully amortized within the next five years.

6.    Goodwill

The carrying amount of goodwill as of December 28, 2001 and March 30, 2001, was $33.8 million and $33.5 million, respectively.

The pro forma effect on prior year earnings of excluding amortization expense, net of tax, is as follows:

	Thirteen Weeks Ended December 29, 2000	Thirty-nine Weeks Ended December 29, 2000
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Reported net income	$716	$2,542
Add back goodwill amortization, net of tax	247	723

Pro forma net income	$963	$3,265

Basic and diluted earnings per share:	$.05	$.18
Reported net earnings per share	.02	.05
Add back goodwill amortization

Pro forma earnings per share	$.07	$.23

7.    Capital Resources

The Company has in place a revolving line of credit with a commercial lender that provides for a $30 million unsecured credit facility that expires on February 15, 2002. The commercial lender has informed the Company that it has changed its lending focus and that the Company should obtain a replacement line from another lender. The Company has received a commitment for a $35 million secured line of credit with a different commercial lender and is currently working to complete the documentation required to put the line of credit in place. Advances under the current revolving line of credit bear interest at LIBOR plus 1.0%. At December 28, 2001, $8.3 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 28, 2001, and at the date of the filing of this Quarterly Report.

8.    Acquisitions

The results of operations for the thirty-nine weeks ended December 28, 2001, reflect the operations from certain assets acquired in December 2000 and August 2001, accounted for using the purchase method of accounting. No results relating to these acquisitions were included with respect to the thirty-nine weeks ended December 29, 2000. The unaudited pro forma results for the thirty-nine weeks ended December 28, 2001 and December 29, 2000, assuming these acquisitions had been completed at the beginning of fiscal 2001, would not be materially different from the results presented.

9.    Shareholders’ Equity

In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through December 28, 2001, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share. No shares were repurchased during the nine months ended December 28, 2001.

During the nine months ended December 29, 2000, the Company repurchased 533,200 shares at a cost of approximately $3.2 million.

10.    Non-Recurring Expenses

In September 2001, the enterprise software provider informed the Company that it was ceasing all development for the software package licensed by the Company. As a result, in the second quarter ended September 28, 2001, the Company determined that it could not proceed with the Company-wide installation and booked a pre-tax charge of $6.8 million to write off the previously capitalized software development costs. With this charge, the Company has written off its investment in this software package.

11.    Earnings Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock options exercises, calculated using the treasury stock method.

12.    Segment Reporting

Substantially, all of the Company’s operations consist of the sale of aftermarket collision replacement parts for automobiles and light trucks to collision repair shops, at 114 locations throughout the country. Each location is part of one of eight operating groups. These groups exist as a result of acquisitions completed over the last five years and are not based on geographical criteria. These groups are not separate segments because decisions about the allocation of resources and the assessment of performance are made primarily based upon location level financial information.

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

General

Effective March 31, 2001, the Company adopted SFAS No.s 141 and 142. For a more detailed description of the impact of the adoption of SFAS No.s 141 and 142 on the Company, see Notes 4 and 6 of Notes to the Condensed Consolidated Financial Statements above, as well as managements discussion below, with emphasis on the paragraph entitled, “Intangible Assets.”

The results of operations for the thirty-nine weeks ended December 28, 2001, reflect the operations from certain assets acquired in December 2000 and August 2001, accounted for using the purchase method of accounting. No results relating to these acquisitions were included with respect to the thirty-nine weeks ended December 29, 2000. The unaudited pro forma results for the thirty-nine weeks ended December 29, 2000 and December 28, 2001, assuming these acquisitions had been made at the beginning of fiscal 2001, would not be materially different from the results presented.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended December 28, 2001	Thirteen Weeks Ended December 29, 2000	Thirty-nine Weeks Ended December 28, 2001	Thirty-nine Weeks Ended December 29, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	57.9	57.2	57.9

Gross profit	43.2	42.1	42.8	42.1
Selling and distribution expenses	29.5	31.9	30.4	31.7
General and administrative expenses	9.0	8.9	8.6	8.9
Non-recurring expense	—	—	2.5	—
Other income	0.4	0.6	0.5	0.6
Interest expense, net	(0.1)	(0.5)	(0.2)	(0.4)

Income before income taxes	5.0	1.4	1.6	1.7
Income tax expense	2.0	0.6	0.7	0.7

Net income	3.0%	0.8%	0.9%	1.0%

Revenues by Product Category

The following table sets forth for the periods indicated, net sales by product category.

	Thirteen Weeks Ended December 28, 2001	Thirteen Weeks Ended December 29, 2000	Thirty-nine Weeks Ended December 28, 2001	Thirty-nine Weeks Ended December 29, 2000
	(In thousands)
Automotive body parts (1)	$45.4	$37.8	$126.1	$108.8
Bumpers	26.9	25.6	80.0	76.7
Paint and related materials	14.0	14.1	44.5	44.9
Wheels	6.8	6.1	19.6	17.7
Other	1.0	1.9	4.2	6.8

Total Sales	$94.1	$85.5	$274.4	$254.9

(1)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Thirteen weeks ended December 28, 2001 compared to thirteen weeks ended December 29, 2000

Net sales were $94.1 million for the quarter ended December 28, 2001 (the “2001 Quarter”) compared to $85.5 million for the quarter ended December 29, 2000 (the “2000 Quarter”), an increase of $8.7 million or 10.2%. This increase was due primarily to increases in sales of automotive body parts and bumpers. During the 2001 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $7.6 million (an increase of 20.1%), sales of new and recycled bumpers increased by $1.3 million (an increase of 5.0%) and sales of paint and related materials decreased by $0.3 million. The increases were attributable primarily to the fact that insurance companies are increasingly specifying aftermarket parts in the repair of damaged vehicles and the growing acceptance of the Platinum Plus private label product. See “Item 5” below. In addition, the Company sold approximately $6.8 million of remanufactured alloy wheels in the 2001 Quarter compared to $6.1 million in the prior year period, an increase of 11.9%.

Gross profit increased in the 2001 Quarter to $40.7 million (43.2% of net sales) from $36.0 million (42.1% of net sales) in the 2000 Quarter, an increase of $4.7 million or 13.1%, primarily as a result of the increase in net sales. The Company’s increase in gross profit as a percentage of net sales in the 2001 Quarter reflects the continued fluctuation in cost of sales, primarily because of factors such as product mix and competition. The Company’s gross profit margin in the 2001 Quarter was negatively impacted by an increase in the provision for losses on inventory of $0.6 million, primarily related to its inventory of wheels, cooling products and glass. The increase in the reserve arose in part because the Company recently conducted a separate review of its inventory of wheels, radiators and condensers and decided to discontinue the sale of truck accessories and glass. The gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $27.8 million (29.5% of net sales) in the 2001 Quarter from $27.3 million (31.9% of net sales) in the 2000 Quarter, an increase of 2.0%. The decrease in selling and distribution expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs.

General and administrative expenses increased to $8.5 million (9.0% of net sales) in the 2001 Quarter compared to $7.6 million (8.9% of net sales) in the 2000 Quarter, an increase of 10.8%. The increase was primarily due to increased insurance related costs and costs related to the Company’s efforts to implement an enterprise-wide management information system, offset in part as a result of the adoption of SFAS No. 142, under which the Company stopped amortizing goodwill effective March 31, 2001. This change in accounting resulted in expenses being reduced by $0.4 million in the 2001 Quarter. General and administrative expenses in the 2000 Quarter would also have been lower by $0.4 million on a pro forma basis, excluding goodwill amortization.

Thirty-nine weeks ended December 28, 2001 compared to thirty-nine weeks ended December 29, 2000

Net sales were $274.4 million for the thirty-nine weeks ended December 28, 2001 (the “ 2001 Nine Months”) compared to $254.9 million for the thirty-nine weeks ended December 29, 2000 (the “2000 Nine Months”), an increase of $19.5 million or 7.7%. This increase was made up of increases of $17.3 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts) and $3.6 million in sales of new and recycled bumpers and a decrease of $0.4 million in sales of paint and related materials, which changes represent increases of approximately 15.9% and 1.4% and a decrease of 1.0%, respectively, over the comparable period in the prior fiscal year. In addition, the Company sold approximately $19.6 million of remanufactured alloy wheels in the 2001 Nine Months compared to $17.7 million in the 2000 Nine Months, an increase of 10.5%.

Gross profit increased in the 2001 Nine Months to $117.4 million (42.8% of net sales) from $107.4 million (42.1% of net sales) in the 2000 Nine Months, an increase of $9.9 million or 9.3%, primarily as a result of the increase in net sales. The increase in gross margins during the 2001 Nine Months primarily reflects a change in product mix and competition. The Company’s gross profit margin in the 2001 Nine Months was negatively impacted by an increase in the provision for losses on inventory of $1.4 million, primarily related to its inventory of wheels, cooling products and glass. The increase in the reserve arose in part because the Company recently conducted a separate review of its inventory of wheels, radiators and condensers and decided to discontinue the sale of truck accessories and glass. The gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $83.3 million (30.4% of net sales) in the 2001 Nine Months from $80.8 million (31.7% of sales) in the 2000 Nine Months, an increase of 3.2%. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed return of certain of these costs.

General and administrative expenses increased to $23.7 million (8.6% of net sales) in the 2001 Nine Months from $22.7 million (8.9% of net sales) in the 2000 Nine Months, an increase of 4.0%. The increase was primarily due to increased insurance related costs and costs related to the Company’s efforts to implement an enterprise-wide management information system, offset in part as a result of the adoption of SFAS No. 142, under which the Company stopped amortizing goodwill effective March 31, 2001. This change in accounting resulted in expenses being reduced by $1.2 million in the 2001 Nine Months. General and administrative expenses in the 2000 Nine Months would also have been lower by $1.2 million on a pro-forma basis, excluding goodwill amortization. The decrease in these expenses as a percentage of net sales was primarily the result of certain fixed costs being spread over increased sales, the fixed nature of certain of these costs and the impact of SFAS No. 142.

During the 2001 Nine Months, the Company recognized $6.8 million (2.5% of net sales) of non-recurring expenses. This recognition reflects a pre-tax charge that is related to its investment in an enterprise-wide software package resulting from the notification from the Company’s software provider that it was ceasing further development of the software licensed by the Company. As a direct result of that recognition, the Company had net income for the 2001 Nine months of only $2.5 million.

Liquidity and Capital Resources

The Company’s primary need for funds over the past two years has been to finance the growth of inventory and accounts receivable and to develop and implement an enterprise-wide management information system. At December 28, 2001, working capital was $96.0 million compared to $88.4 million at March 30, 2001. The increase in working capital is primarily the result of a decrease in borrowings under the Company’s credit facility and an increase in accounts receivable, offset in part by an increase in accounts payable. The Company has been financing its working capital requirements from its cash flow from operations and advances drawn under its line of credit.

During the nine months ended December 28, 2001, the Company’s cash and cash equivalents decreased by $99,000. This decrease is the result of (i) a decrease in cash used in investing activities of $7.1 million, primarily as a result of cash used to purchase property and equipment related to the implementation of the Company’s enterprise software package and cash paid for acquisitions, and a decrease in cash used in financing activities of $5.2 million, primarily as a result of paydowns with respect to the Company’s borrowings reduced in part by an increase in cash provided from the exercise of stock options, offset by (ii) an increase in cash provided by operating activities of $12.3 million from a variety of sources, primarily as a result of the non-cash impact of (a) the pre-tax charge with respect to the Company’s investment in an enterprise-wide software package and (b) depreciation and amortization reduced in part by an increase in accounts receivable.

The Company has in place a revolving line of credit with a commercial lender that provides for a $30 million unsecured credit facility that expires on February 15, 2002. The commercial lender has informed the Company that it has changed its lending focus and that the Company should obtain a replacement line from another lender. The Company has received a commitment for a $35 million secured line of credit with a different commercial lender and is currently working to complete the documentation required to put the line of credit in place. Advances under the current revolving line of credit bear interest at LIBOR plus 1.0%. At December 28, 2001, $8.3 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 28, 2001, and at the date of the filing of this Quarterly Report.

In January 2002, the Company completed the acquisitions of I.W.C. International, Inc., a wheel cover distributor based in Tampa, Florida and P-G Products, Inc. and Indiana Distributors Incorporated, distributors of aftermarket collision replacement parts, based in Cincinnati, Ohio and Elkhart, Indiana, respectively. The aggregate cash required to consummate the acquisitions was approximately $6.0 million, which was obtained through borrowings under the Company’s credit facility. In addition to the cash required, the Company assumed certain liabilities.

In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through December 28, 2001, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share. No shares were repurchased during the nine months ended December 28, 2001. During the nine months ended December 29, 2000, the Company repurchased 533,200 shares at a cost of approximately $3.2 million.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its pending line of credit will enable it to finance its operations, including possible acquisitions, and the costs related to a new enterprise-wide management information system, for at least the next 12 months.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $33.8 million at December 28, 2001, or approximately 18.7% of total assets or 22.5% of consolidated shareholders’ equity. As a result of the early adoption of SFAS No.s 141 and 142, effective March 31, 2001, the Company stopped amortizing goodwill. The Company has determined that its fair value (based primarily upon the trading value of its Common Stock) at March 31, 2001 may be less the carrying value of the reporting unit, including goodwill, on the balance sheet and that therefore, goodwill may be considered impaired. The Company is currently in the process of determining the amount of the impairment, if any. Any impairment losses will be recognized by restating the operating results for the first quarter which ended June 29, 2001. The impairment loss, if any, would be accounted for as an effect of a change in accounting principle.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of December 28, 2001, other intangible assets amounted to 1.1 million. For the nine months ended December 28, 2001, amortization of other intangible assets was approximately $0.4 million. Other intangible assets must be reviewed for impairment in the same manner as goodwill, as described above.

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

At the present time, lawsuits are pending in a number of states against several insurance companies alleging, among other things, violation of contractual provisions and various laws and statutes relating to the specification of non-OEM crash parts in connection with the repair of damaged vehicles. These cases have been brought as class actions and generally involve two different legal theories. One line of cases is similar to State Farm contending that non-OEM crash parts do not restore a vehicle to their “pre-loss condition” as provided for in the insurance policy. The other theory is that of “diminished value,” with the contention being that in addition to repairing the vehicle, the owner should be compensated by the insurance company for the difference between the pre-loss value and the value after the vehicle is repaired. A recent case in the State of Georgia has upheld this diminished value theory. Since no distinction appears to have been made in that case between original and replacement parts, the impact, if any, on the Company is uncertain.

While the Company was not, nor currently is, a party to the State Farm lawsuit or the other pending lawsuits, a substantial portion of the Company’s business consists of the distribution of non-OEM crash parts to collision repair shops for the use in repairing automobiles, the vast majority of which are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases and such cases are not overturned on appeal, with the result that non-OEM crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Once again, OEM’s would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles.

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

Federal and State Action. During the past five years, legislation has been introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. During 2001, 37 separate bills were introduced in 20 states. No bills were passed and 21 bills were pending at the end of the year. On February 1, 2002, 25 bills were pending in 11 states. The Company anticipates that additional bills will be introduced in 2002.

Prior to 2001, legislation passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or restricting the use of non-OEM crash parts, it could have a material adverse impact on the Company.

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

Management Information Systems. In October 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. The Company also entered into agreements with various service providers and integrators to assist with the installation of the package. Through September 28, 2001, the Company had expended an aggregate of approximately $12.3 million on the purchase of hardware and the software implementation. In fiscal 2001, the Company wrote down approximately $4.7 million of these costs in accordance with SFAS No. 121. On September 20, 2001, the vendor informed the Company that it was ceasing all development for the software package licensed by the Company. As a result, the Company determined that it could not proceed with the Company-wide installation of that software package and booked a pre-tax charge in the second quarter of $6.8 million to write off the previously capitalized software development costs.

The Company had not implemented the above described software package on a Company-wide basis and is continuing to utilize the software systems that it has been using over the last few years. As a result, the vendor’s action is not having a negative impact on the Company’s operations. However, management continued to believe that the Company should combine the various management information systems throughout the Company into one enterprise-wide system. Consequently, after a diligent search, in January 2002, the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. At the present time, because of the recent nature of the plan, no estimate as to the timing or cost for a complete implementation is being made.

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

Accountants. On November 26, 2001, the Board of Directors replaced its prior independent accountants, Ernst & Young LLP (“EY”) hiring Arthur Andersen LLP (“AA”). On January 22, 2002, the Board of Directors rescinded that action and replaced AA with EY, effective that date.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits
Exhibit 10.25 – Amendment No. 11 to Credit Agreement between Registrant and Mellon Bank, N.A.

b.
Reports on Form 8-K – On November 30, 2001, Registrant filed a report on Form 8-K with respect to Item 4. Changes in Registrant’s Certifying Accountant. On December 10, 2001, Registrant filed a Form 8-K/A revising the disclosures set forth in the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ John M. Palumbo
John M. Palumbo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: February 11, 2002