Form 10-K
period 2002-03-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2002-06-27
CIK 1012393

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended March 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (909) 624-8041

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on June 14, 2002 on the Nasdaq National Market was approximately $145.8 million. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of Common Stock outstanding as of June 14, 2002: 14,610,070.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), that involve risks and uncertainties, such as statements of the Company’s strategies, plans, objectives, expectations and intentions. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under ‘‘Cautionary Statements’’ in Item 1 below and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

PART I

ITEM 1.    BUSINESS

General

Keystone Automotive Industries, Inc. (‘‘Keystone’’ or the ‘‘Company’’) is the nation’s leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company’s principal product lines consist of automotive body parts, bumpers and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 51,000 shops nationwide. Founded in Southern California in 1947, the Company operates a ‘‘hub and spoke’’ distribution system consisting of 112 distribution centers, 21 of which serve as regional hubs, and 16 depots, located in 37 states throughout the United States, as well as in Vancouver, Canada and Tijuana, Mexico. From these service centers, Keystone has approximately 1,319 customer service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates 9 wheel remanufacturing facilities and 42 plastic and steel bumper recycling facilities.

The Company is in the process of becoming certified as an ISO 9001 distributor. ISO 9001 implementation policies and procedures include quality and service, performance, lot traceability, customer satisfaction and complaint resolution. The Company expects to have its executive offices and approximately 95 locations registered under the program by October 2002. At that time, the Company believes that it will be one of only a few companies in its industry which is ISO 9001 certified.

To emphasize the high quality of aftermarket parts distributed by Keystone, the Company instituted its “Keystone Platinum Plus” program in September 2000. This program covers only the highest quality parts, which are warranted for as long as the owner of the repaired vehicle maintains ownership. The Company believes that Platinum Plus is the first and only premium brand of independently produced collision replacement parts. To date, Platinum Plus product categories include radiators and condensers, wheels, grilles, lights, hoods, fenders and certain bumpers. The Company anticipates adding additional products to the Platinum Plus program during the current fiscal year.

Over the last three fiscal years, the Company has completed numerous acquisitions of entities in the same or similar businesses. For a description of these transactions, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Acquisitions,” below.

See “Cautionary Statements” below with respect to various risks facing the Company, including but not limited to the impact on the Company of (i) the decision in the State Farm Mutual Automobile Insurance

Company (“State Farm”) class action lawsuit, (ii) becoming an additional defendant in a nationwide class action case pending against Erie Insurance Company and (iii) actions by state legislatures and administrators relating to the use of aftermarket parts.

Industry Overview

History.    The Company estimates that the wholesale market for aftermarket collision parts is about $1.5 billion in annual expenditures, or approximately 12% of the collision parts market. In addition, the Company estimates that annual wholesale sales of paint and related supplies and equipment for collision repair currently account for approximately $2.4 billion. Substantially all of the remainder of the collision parts market consists of parts produced by original equipment manufacturers (“OEMs”). A substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts over the last decade has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

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

The Company estimates that approximately 85% of all automobile collision repair work is paid for in part by insurance. Accordingly, major insurance companies exert significant influence over the selection of collision parts used by collision repair shops. The availability of aftermarket collision parts has been a major factor in the insurance industry’s efforts to contain the escalating cost of collision repairs.

Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition, often resulting in lower prices for comparable OEM parts. This also positively impacts insurance premiums for consumers. The Company believes that it may be somewhat insulated from downturns in the general economy as a result of the fact that it is estimated that approximately 85% of all automobile collision repair work is paid for in part by insurance.

Quality Assurance.    In 1987, the Certified Automotive Parts Association (‘‘CAPA’’) was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. Most major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The Company distributes parts certified by CAPA when available and actively participates with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision parts to seek CAPA certification.

The Company currently meets the requirements of the Manufacturers’ Qualification and Validation Program (“MQVP”). One of the requirements of the program involves becoming ISO 9001 qualified. MQVP defines expectations and part quality requirements for manufacturers, suppliers and distributors of aftermarket collision parts. The Company’s implementation of the ISO 9001 program and participation in MQVP reflects its commitment to quality parts and customer satisfaction. The Company believes that Nationwide Insurance

Company’s return to specifying certain aftermarket collision parts in the repair of insured vehicles is primarily limited to parts available from MQVP qualified manufacturers and distributors. While any distributor may become qualified under MQVP by meeting its requirements, the Company believes that to date only two other distributors have qualified.

Strategy

The Company’s growth strategy involves a combination of increased sales to existing customers, increased penetration of markets Keystone is currently serving, the introduction of new products and acquisitions and start-ups. Higher sales of existing products anticipates increased demand for our premium brand Platinum Plus product line and a concerted effort by the sales force to sell our full line of products to each of our customers. The Platinum Plus product line and the Company’s participation in quality programs such as CAPA and MQVP are key to increasing our penetration of existing markets. While Keystone has the largest distribution network of any aftermarket crash parts distributor, it believes that there are important markets not now served which can be accessed either through the acquisition of an existing distributor or opening a new distribution center.

Products

The Company distributes more than 19,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the eight most recent model years. The Company’s principal product lines consist of automotive body parts, bumpers, paint and other materials, remanufactured alloy wheels, autoglass and light truck accessories. In addition, the Company recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and to manufacturers of truck accessories.

Automotive Body Parts.    The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $176.9 million, or 46.3% of the Company’s net sales in the fiscal year ended March 29, 2002.

Bumpers.    The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 29, 2002, sales of plastic and steel bumpers accounted for approximately $112.2 million, or 29.3% of the Company’s net sales. The Company believes that it is one of the nation’s largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

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

Paint and Related Materials.    The Company distributes paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 29, 2002, sales of paint and other materials accounted for approximately $59.0 million, or 15.4% of the Company’s net sales. Certain of these products are distributed under the name ‘‘Keystone.’’

Wheels and Related Products.    In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and since that time, has opened or acquired eight additional remanufacturing operations. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hubcaps, has increased from approximately 11% in 1985 to 55% for the 2001 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. In addition, the Company sells steel wheels, caps and wheel covers. For the fiscal year ended March 29, 2002, sales of wheels and related products accounted for approximately $29.0 million, or 7.6% of the Company’s net sales.

Distribution, Marketing and Sales

The Company’s distribution system is designed to provide responsive customer service and to foster long-term customer relations.

Distribution System.    The Company has developed a national “hub and spoke” distribution system consisting of 112 distribution centers, 21 of which serve as regional hubs, and 16 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company’s fleet of over 1,000 delivery trucks, each regional hub makes regular shipments to the distribution centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each distribution center can order products directly from any hub or distribution center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the regional hubs and distribution centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its “hub and spoke” distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours, while minimizing inventory costs.

Sales and Marketing Staff.    The Company has a marketing staff, which operates from its corporate headquarters, and has over 1,300 sales and customer service representatives and route salespersons who operate from its distribution centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies’ policies favoring aftermarket collision parts.

The general managers of the Company’s service centers are actively involved in customer calls. The Company believes that this local control and expertise have contributed significantly to its growth. Through periodic training programs and performance reviews, the Company seeks to enhance the professionalism and technical expertise of its route salespersons. As a result, the Company believes that its route salespersons are highly attendant to the needs of the Company’s customers.

Marketing Programs.    The Company offers various marketing programs to foster closer customer relations, including a warranty program in which the Company generally warrants its products against defects in material and workmanship for as long as the repair shop’s customer owns the vehicle.

Customers

The Company’s current customers consist of more than 25,000 collision repair shops located in all 50 states, the District of Columbia and Vancouver, Canada and Tijuana, Mexico, none of which accounted for more than 1% of the Company’s net sales during the fiscal year ended March 29, 2002. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company’s dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 51,000 collision repair shops nationwide.

The Company’s regional hubs also sell collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company’s net sales during the fiscal year ended March 29, 2002 and no distributor accounted for more than 1% of the Company’s net sales for such fiscal year.

Suppliers

The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 2002. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2002, approximately 82% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 18% were imported directly from manufacturers in Taiwan. The Company’s orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 45 and 90 days.

In August 2000, the Company entered into a purchase agreement with its principal supplier of automobile lighting products under the Platinum Plus line. The agreement automatically renews for additional 12 month periods unless written notice is given. The loss of this source of supply, whether through termination of the agreement, or otherwise, could have a material adverse impact on the Company. The Company also has supply agreements with several other manufacturers of Platinum Plus products, however, no one agreement is material to the Company. Other than as set forth above, the Company has no manufacturing agreements with any of its suppliers. While Keystone competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for many products distributed by the Company, the loss of several of the larger suppliers, or the lighting products supplier, could have a material adverse effect on the Company until alternative suppliers were located and commenced providing products.

Management Information Systems

In September 1998, the Company entered into an agreement with a vendor for the purchase of a software package to be installed on an enterprise-wide basis. The Company also entered into agreements with various service providers and integrators to assist with the installation of the package. Through September 28, 2001, the Company had expended an aggregate of approximately $12.3 million on the purchase of hardware and the software implementation relating to the installation of the new enterprise software package. In fiscal year 2001, the Company wrote down approximately $4.7 million of these costs, which had previously been capitalized, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. For a brief description of SFAS No. 121, see Note 1 of Notes to Consolidated Financial Statements. In September 2001, the vendor informed the Company that it was ceasing all development for the software package licensed by the Company. As a result, the Company determined that it could not proceed with the Company-wide installation and booked a pre-tax charge in the second quarter of fiscal 2002 of $6.8 million to write off the balance of the previously capitalized software development costs.

The Company had not implemented the above described software package on a Company-wide basis and is continuing to utilize the software systems that it has been using over the last few years. As a result, the vendor’s action is not having a negative impact on the Company’s operations.

Because the Company’s operations utilized 11 systems, primarily as a result of acquisitions over the past six years, management continued to believe that the Company should combine the various management information systems throughout the Company into one enterprise-wide system. Consequently, after a diligent search, in January 2002 the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. The Prelude system includes, among other capabilities, modules for financial reporting (general ledger, accounts payable and receivable and fixed assets), order entry, purchasing and distribution management (inventory and warehouse management and replenishment). Keystone is adopting the Prelude modules with limited customization.

Management plans to install the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system will be made during this first implementation phase. An immediate roll-out of the Prelude system to all other Keystone locations will begin shortly after the beta test with completion expected by the end of calendar 2003.

It is estimated that total costs from inception through the complete roll-out will be approximately $16 million, which includes hardware, software, infrastructure and employee related expenses. Through June 20, 2002, the Company had capitalized approximately $1.8 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $7.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

Competition

Based upon industry estimates, the Company believes that approximately 82% of collision parts are supplied by OEMs, compared with approximately 12% by distributors of aftermarket collision parts and 6% by distributors of salvage parts. See “Cautionary Statements” below for a discussion of a recent court decision which is impacting the market share of aftermarket collision parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company’s competitors generally are independently owned distributors having from one to three distribution centers. The Company expects to encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other distributors.

The Company competes with OEMs on the basis of price and perceived product quality, and it competes with distributors of aftermarket collision parts primarily on the basis of the competitive advantages provided by its position as the market leader with a nationwide distribution system, its Platinum Plus product line, experienced executive management and service center managers, entrepreneurial corporate culture, superior customer service, its relationship with certain insurance companies, and, to a lesser extent, on the basis of price.

The Company’s chrome bumper plating operations compete in the wholesale bumper distribution segment of the market with many small chrome bumper platers or distributors in virtually every geographical market in which it operates. The Company competes with small chrome bumper platers and distributors primarily on the basis of quality and service. Over the last 10 years, there has been a significant decrease in the number of small bumper platers as a result of the decreasing use of chrome plated bumpers on new automobiles and the increasing environmental requirements for electroplaters. The Company believes that this trend will continue, creating more sales opportunities for larger regional chrome bumper platers, who are capable of meeting the increased financial and environmental requirements.

The Company also encounters competition from the OEM’s who supply new replacement bumpers to the collision repair market and it competes with these OEM’s on the basis of price and perceived product quality.

Government Regulation and Environmental Hazards

The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the EPA, have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee ‘‘right-to-know’’ laws, and laws regarding clean air and water. In addition, in part as a result of the State Farm decision and the attendant publicity, certain state legislatures and regulators are considering imposing, or have imposed, restrictions on the use of aftermarket collision parts. The General Accounting Office (“GAO”) report to the United States Congress, released in January 2001, captioned “NHTSA’s Ability to Detect and Recall Defective Replacement Crash Parts is Limited” may eventually result in hearings in Congress and possible legislation which could be adverse to the interests of Keystone. See ‘‘Cautionary Statements—Federal and State Action” below for additional information about governmental activities with respect to aftermarket collision replacement parts.

See “Cautionary Statements—Compliance with Governmental Regulations; Environmental Hazards” below for information with respect to the Company’s environmental exposure.

Employees

At May 31, 2002, the Company had 2,845 full-time employees, of whom 410 were engaged in corporate management and administration, 1,319 in sales and customer service, 565 in warehousing and shipping and 551 in remanufacturing. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Cautionary Statements

Litigation Impacting Aftermarket Collision Replacement Parts.    Over the past fifteen years, there have been numerous lawsuits brought relating to the use of aftermarket parts in repairing motor vehicles. Initially, these cases were brought primarily by automobile manufacturers (OEMs) against manufacturers and distributors of aftermarket parts seeking to protect their trademarks, copyrights and other proprietary interests in replacement parts. In more recent years, class action attorneys have commenced numerous cases against insurance companies primarily alleging a violation of the insurance contract and state consumer laws relating to the specification of aftermarket crash parts in the repair of policyholders’ vehicles on the theory that aftermarket parts are inferior to OEM parts and thus incapable of restoring a vehicle to its “pre-loss” condition as required in many insurance policies. Another line of cases currently in the courts is referred to as the “Diminished Value” cases, with the contention being that an insured should be compensated by the insurance company for the difference between the pre-loss value of the vehicle and the value after the vehicle is repaired.

The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997. In that case, the plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying the use of aftermarket parts rather than an OEM part when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded the plaintiff compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. As of June 25, 2002, the Illinois Supreme Court had not ruled on whether or not they will take the case.

Shortly after the verdict in the Avery case, State Farm and many other insurance companies suspended their practice of specifying non-OEM crash parts on repair estimates. In early 2001, however, certain insurance companies announced that they were again going to specify certain aftermarket parts in the repair of insured vehicles. While several insurance companies are once again specifying non-OEM crash parts, the action of insurance companies following the State Farm decision has had, and continues to have, an adverse impact on the Company’s sales and net income.

Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined as additional defendants in a class action filed in Philadelphia, Pennsylvania, captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al. See “Item 3. Legal Proceedings” below for a discussion of the Erie case. There can be no assurance that ultimately this lawsuit will not have a material adverse impact on the Company.

Currently, there are a number of aftermarket parts cases pending in various jurisdictions across the country. Other than the Erie case, the Company has not been made a party in any of these cases. There can be no assurance, however, that Keystone will not be brought into one of these cases or some other aftermarket parts case in the future.

A recent case in the State of Georgia has upheld the Diminished Value theory. Since no distinction appears to have been made in that case between original and aftermarket parts, the impact, if any, on the Company is uncertain. Other Diminished Value cases are pending.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops, the vast majority of which are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Should this occur, OEM’s would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in additional aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

The Company believes that substantially all of the non-OEM crash parts which it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their “pre-loss condition.” In addition, the Company provides a limited warranty with respect to the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

Federal and State Action.    During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. During 2001, 37 separate bills were introduced in 20 states. As of May 31, 2002, 17 bills were pending in 13 states. The Company anticipates that additional bills may be introduced in 2002.

Prior to 2001, legislation had passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or restricting the use of non-aftermarket crash parts, it could have a material adverse impact on the Company.

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

Prelude Software System Installation.    The Company is at a crucial juncture in developing and installing an enterprise-wide management information system, consolidating the 11 systems under which the Company now operates. This is an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. See “Business—Management Information System” above for a detailed description of recent activities with respect to such a system. There can be no assurance that the timing and cost to install the system Company-wide will not significantly exceed current estimates or that the functionality will meet the Company’s requirements.

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

Dependence on Key and Foreign Suppliers.    The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2002, approximately 82% of the products distributed by the Company were manufactured in the United States or Canada and approximately 18% were imported directly from manufacturers in Taiwan. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays (see below) political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan.

Disruption of Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts, which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period would likely have a material adverse impact on the Company’s sales and earnings. All unloading of these containers at the port of call involves union workers and the current West Coast union agreement expires at the end of June 2002. Negotiations are underway for a new contract, but there can be no assurance an agreement will be reached without a shutdown of ports on the West Coast. In addition, an act of terrorism impacting West Coast ports could also have a material adverse impact on the Company.

Competition.    The Company competes directly with, and encounters intense competition from, OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision replacement parts. Accordingly, OEMs are in a position to exert pricing and other competitive pressures on the Company and other independent distributors, which could have a material adverse effect on the results of operations of the Company. The aftermarket collision replacement parts distribution industry is highly fragmented. Typically, the Company’s other competitors are independently owned distributors having from one to three distribution centers. The Company anticipates that it will encounter significant competition in the future, including competition from automobile dealerships, distributors of salvage parts, buying groups and other distributors.

Compliance with Government Regulations; Environmental Hazards.    The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency (the ‘‘EPA’’), have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee ‘‘right-to-know’’ laws, and laws regarding clean air and water. Under various federal, state and local laws and regulations, an owner or lessee of real estate or the operator of a business may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, property owned or used in the business, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other than as described below with respect to its bumper plating operations, the Company does not currently generate substantial hazardous waste in the ordinary course of its business. The Company believes that it currently is in substantial compliance with all applicable laws and regulations, and is not aware of any material environmental problem at any of its current or former facilities. No assurance can be given, however, that the Company’s prior activities or the activities of a prior owner or operator of an acquired service center or other facility did not create a material environmental problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable laws and regulations) will not result in material environmental liability to the Company. Furthermore, compliance with legislative or regulatory changes may cause future increases in the Company’s operating costs or otherwise adversely affect operations. Certain of the Company’s products, such as paints and solvents, are highly flammable. Accordingly, the storage and transportation of these materials expose the Company to the inherent risk of fire.

The Company acquired North Star’s bumper plating operations in March 1997 and Midwest Bumper’s plating operations in March 1999. The Company previously conducted similar operations at 12 sites, 11 of which were closed between 1983 and 1993 and one of which was closed in 2000. The Company’s bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. To date, compliance with such laws and regulations has not had a material effect on the Company’s capital expenditures, earnings or competitive position. While the Company is currently doing remediation at the site of its former Newark, New Jersey plating facility (closed in 2000), the Company does not anticipate material expenditures in completing that operation. No material capital expenditures with respect to the Company’s bumper plating operations are anticipated during the next 12 months. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company’s current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company’s operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company’s business and results of operations. In addition, future environmental regulations could add to overall costs of the Company’s bumper plating business or otherwise materially and adversely affect these operations.

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

Volatility of Stock Price.    The trading price of the Company’s Common Stock may be subject to significant fluctuations as a result of variations in the Company’s actual or anticipated operating results, changes in general market conditions and other factors. In recent years, the stock market generally has experienced significant price and volume fluctuations which often have been unrelated or disproportionate to the operating performance of a specific company or industry. There can be no assurance that the market price of the Company’s Common Stock will not decline below the current market price. It is possible that in some future quarter, the Company’s operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company Common Stock may be materially and adversely affected.

ITEM 2.    PROPERTIES

The Company’s principal executive offices are located in Pomona, California, on premises which contain approximately 20,000 square feet. The Pomona, California offices are owned by the Company. In addition, the Company owns facilities used as distribution centers in Chicago, Illinois; Quincy, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company leases its remaining facilities.

The Company’s regional hub facilities range from approximately 20,000 square feet to 238,000 square feet. Its distribution facilities range from approximately 1,500 square feet to 129,000 square feet. In addition, the Company has a nationwide distribution and storage facility located in Greenville, Michigan which has approximately 212,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2015, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

Of the Company’s distribution centers, six are leased from parties in whom current officers or directors of the Company have an interest. See ‘‘Item 13’’ below. The Company believes that the terms and conditions of leases with affiliated parties are no less favorable to the Company than could have been obtained from unaffiliated parties in arm’s-length transactions at the time of the execution of such leases.

ITEM 3.    LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Other than as set forth below, the Company currently is not a party to any material pending litigation.

In February, 2000, a class action was filed against Erie Insurance Exchange and Erie Insurance Company (“Erie”) in the Philadelphia County Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiff alleges, among other things, that she was the holder of an Erie automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts. Plaintiff alleges that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.

In March 2002, the Court certified a 50-state class joining all Erie policyholders whose cars had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed.

In May 2002, Keystone along with 44 additional manufacturers and distributors of aftermarket collision replacement parts were joined by Erie as additional defendants in the lawsuit.

Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting their aftermarket parts, negligence and violation of Pennsylvania law. No specific amount of damages are sought by plaintiff on behalf of the class or by Erie.

Keystone denies any liability to Erie or the class of policyholders and intends to vigorously defend itself.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Stock began trading publicly on The Nasdaq Stock Market under the symbol ‘‘KEYS’’ on June 20, 1996. The following table sets forth, for the periods indicated, the range of high and low sale prices for Keystone’s Common Stock as reported by The Nasdaq Stock Market.

	High	Low
Fiscal 2001
First Quarter	$7.38	$5.06
Second Quarter	6.94	4.81
Third Quarter	7.00	4.56
Fourth Quarter	8.38	6.50
Fiscal 2002
First Quarter	11.99	6.94
Second Quarter	16.00	11.10
Third Quarter	19.12	12.60
Fourth Quarter	20.19	16.20
Fiscal 2003
First Quarter (through June 20, 2002)	21.55	17.25

On June 20, 2002, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $19.70 per share. As of June 20, 2002, there were approximately 240 shareholders of record of the Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to provide funds to operate and expand its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition and capital requirements, general business conditions and any restrictions in credit agreements.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis Financial Condition and Results of Operations” also included elsewhere herein.

	Fiscal year ended
	March 29, 2002	March 30, 2001	March 31, 2000 (1)	March 26, 1999	March 27, 1998
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$382,274	$351,845	$372,466	$332,047	$263,802
Cost of sales	218,475	204,073	211,840	186,150	149,855

Gross profit	163,799	147,772	160,626	145,897	113,947
Selling and distribution expenses	114,276	110,170	110,976	93,169	73,551
General and administrative expenses	32,816	30,155	30,800	24,873	18,101
Non-recurring expenses	6,796	7,104	3,881	1,814	1,147

Operating income	9,911	343	14,969	26,041	21,148
Other income	1,895	2,037	2,613	3,617	1,086
Interest expense	(698)	(1,456)	(954)	(50)	(504)

Income before income taxes and cumulative effect of a change in accounting principle	11,108	924	16,628	29,608	21,730
Income taxes	4,450	1,401	6,810	11,843	7,497

Net income (loss) before cumulative effect of a change in accounting principle	6,658	(477)	9,809	17,765	14,233
Cumulative effect of change in accounting principle (net of tax)	(28,691)	—	—	—	—

Net (loss) income	$(22,033)	$(477)	$9,809	$17,765	$14,233

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle
Basic	$0.46	$(0.03)	$0.62	$1.06	$1.02
Diluted	$0.45	$(0.03)	$0.62	$1.05	$1.01
Cumulative effect of a change in accounting principle (net of tax)
Basic	$(1.98)	—	—	—	—
Diluted	$(1.93)	—	—	—	—
Net (loss) income per share:
Basic	$(1.52)	$(.03)	$0.62	$1.06	$1.02

Diluted	$(1.48)	$(.03)	$0.62	$1.05	$1.01

Weighted average common shares outstanding:
Basic	14,467	14,420	15,899	16,784	13,915

Diluted	14,876	14,420	15,917	16,913	14,105

Pro forma information (unaudited) (2):
Net (loss) income, as previously reported	$(22,033)	$(477)	$9,809	$17,765	$14,233
Pro forma tax adjustment	—	—	—	—	(1,345)

Pro forma net (loss) income	$(22,033)	$(477)	$9,809	$17,765	$12,888

Pro forma net (loss) income per share:
Basic	$(1.52)	$(.03)	$0.62	$1.06	$0.93

Diluted	$(1.48)	$(.03)	$0.62	$1.05	$0.91

Consolidated Balance Sheet Data:
Working capital	$95,384	$88,393	$86,152	$105,330	$72,454
Total assets	159,686	183,756	183,817	194,094	119,696
Total current liabilities	31,385	35,283	31,869	26,551	21,539
Long-term debt	14	49	68	100	503
Shareholders’ equity	126,314	145,941	150,195	163,205	97,228

(1)	Fiscal 2000 contained 53 weeks; all other periods contained 52 weeks.
(2)
Pro forma information gives effect to an income tax adjustment to reflect taxation of the income of two corporations acquired in January 1998 (accounted for as poolings of interests), as “C” corporations, rather than “S” corporations, at an estimated statutory rate of approximately 39%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the ‘‘Selected Consolidated Financial Data’’ as set forth in Item 6 above and the financial statements and notes thereto included in Item 8 below. Except for the historical information contained herein, the matters addressed herein constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, such as statements of the Company’s strategies, plans, objectives, expectations and intentions, are subject to a variety of risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements. The Cautionary Statements set forth in Item 1 above should be read as being applicable to all related forward-looking statements wherever they appear herein.

General

Fiscal 2000 contained 53 weeks as compared to 52 weeks for the other fiscal years set forth in Item 6 above. Consequently, comparisons of certain results may not be meaningful.

Acquisitions

During fiscal 2002, 2001 and 2000, the Company completed four acquisitions one acquisition and four acquisitions, respectively. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

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

During fiscal 2002, the Company acquired certain assets of the following businesses: After Crash, Inc., a distributor of aftermarket collision replacement parts in Baton Rouge, Louisiana in July 2001; I.W.C. International, Inc., a distributor of aftermarket wheel covers and center caps for automobiles and light trucks, with operations in Tampa, Florida, Hanover, Massachusetts, Haltom City, Texas, Hayward, California and Quincy, Illinois in January 2002; and Indiana Distributors incorporated, a distributor of aftermarket collision replacement parts in Elkhart, Indiana in January 2002. In addition, the Company acquired all of the outstanding capital stock of P-G Products, Inc., a distributor of aftermarket collision replacement parts in Cincinnati, Ohio in January 2002.

Critical Accounting Policies

General.    The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, insurance, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes.    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

	Fiscal Year Ended
	March 29, 2002	March 30, 2001	March 31, 2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.2	58.0	56.9

Gross profit	42.8	42.0	43.1
Selling and distribution expenses	29.9	31.3	29.8
General and administrative expenses	8.6	8.6	8.3
Non-recurring expenses	1.7	2.0	1.0

Operating income	2.6	0.1	4.0
Other income	0.5	0.6	0.7
Interest expense	0.2	0.4	0.3

Income before income taxes and cumulative effect of a change in accounting principle	2.9	0.3	4.4
Income taxes	1.2	0.4	1.8

Net income (loss) before cumulative effect of a change in accounting principle	1.7	(0.1)	2.6
Cumulative effect of a change in accounting principle, net of tax	(7.5)	—	—

Net (loss) income	(5.8)%	(0.1)%	2.6%

Revenues by Product Category

The following table sets forth, for the periods indicated, net sales by product category.

	Fiscal Year Ended
	March 29, 2002	March 30, 2001	March 31, 2000 (1)
	(in thousands)
Automotive body parts (2)	$176.9	$151.8	$162.8
Bumpers	112.2	107.4	117.7
Paint and related materials	59.0	59.5	57.7
Wheels and related products	29.0	24.7	23.0
Other	5.2	8.4	11.3

Total Sales	$382.3	$351.8	$372.5

(1)	A 53 week fiscal year.
(2)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Fiscal 2002 Compared to Fiscal 2001

Net sales were $382.3 million in fiscal 2002 compared to $351.8 million in fiscal 2001, an increase of $30.5 million, or 8.7%. This increase was due primarily to increases of $25.1 million in sales of automotive body parts and $4.8 million in sales of new and recycled bumpers, which represent increases of approximately 16.5%, and 4.5%, respectively, compared to fiscal 2001, offset in part by a decrease of $0.5 million in sales of paint and related materials, which represents a decrease of 0.8%. In addition, the Company sold $29.0 million of wheels and related products in fiscal 2002 compared to $24.7 million in the prior fiscal year, an increase of 17.4%.

On a same store sales basis, sales were up approximately 7.5% for the year, primarily as a result of the fact that certain insurance companies once again began specifying aftermarket parts in the repair of insured vehicles.

Gross profit increased to $163.8 million (42.8% of net sales) in fiscal 2002 from $147.8 million (42.0% of net sales) in fiscal 2001, an increase of 10.8%, primarily as a result of the increase in net sales. The Company’s gross profit margin increased, primarily as a result of product mix and pricing. The gross profit margin in fiscal 2002 was negatively impacted by an increase in the provision for write down of inventory primarily related to its inventory of wheels, cooling products and glass. In part, this reflected a determination to discontinue the sale of truck accessories and glass. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $114.3 million (29.9% of net sales) in fiscal 2002 from $110.2 million (31.3% of net sales) in fiscal 2001, an increase of 0.4%. The decrease in these expenses in fiscal 2002 as a percentage of net sales was generally the result of increased revenue across the entire organization.

General and administrative expenses increased to $32.8 million (8.6% of net sales) in fiscal 2002 from $30.2 million (8.6% of net sales) in fiscal 2001, an increase of 8.8%. The increase is primarily as a result of additional costs from acquisitions and expenses from the management information system implementation.

During fiscal 2002, the Company recognized approximately $6.8 million of nonrecurring expenses as compared to $7.1 million in fiscal 2001. In fiscal 2002, these expenses were the result of a write off of previously capitalized software development costs with respect to the Company’s licensor notifying the Company that it was ceasing all development for the software being licensed. In fiscal 2001, the nonrecurring expenses were primarily the result of a write-down of certain computer related expenses ($4.7 million) and the Company’s investment in an Internet business-to-business service provider ($1.0 million) and the recording of a reserve for idle leased facilities relating to the closing or consolidation of three locations ($1.5 million). In addition, the Company recorded a reserve of $150,000 relating to the estimated environmental clean-up costs in connection with the closing of a plating facility in fiscal 2001.

While the tax provision in fiscal 2002 was approximately 40.1% of income before income taxes, the tax provision in fiscal 2001 was 151.6%. Part of the decrease is the result of the fact that the write-off of goodwill from tax-free acquisitions (which is not deductible for tax purposes) which is spread over a lower income base and that approximately $0.6 of the nonrecurring expense write-offs in the prior year were also not deductible for tax purposes.

The loss recorded as a cumulative effect of change in accounting principle (net of tax) retroactive to the first quarter of fiscal 2002, relates to the Company’s early adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” effective March 31, 2001. SFAS No. 142 requires that the Company test its goodwill and indefinite-lived intangibles for impairment. As a result of the test, completed in the fourth quarter of fiscal 2002, the Company recorded a non-cash, net of tax, impairment charge of $33.5 million, net of taxes of $4.8 million. Goodwill amortization in 2002 and 2001 amounted to $0 and $1.8 million, respectively.

As a result of the above factors, the Company experienced a decrease in net income in fiscal 2002, incurring a loss of $22.0 million (5.7% of net sales) in fiscal 2002 as compared to a loss of $476,704 (0.1% of net sales) in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Net sales were $351.8 million in fiscal 2001 compared to $372.5 million in fiscal 2000, a decrease of $20.7 million, or 5.5%. This decrease was due primarily to decreases of $9.5 million in sales of automotive body parts and $11.7 million in sales of new and recycled bumpers, which represent decreases of approximately 5.9%, and 9.9%, respectively, compared to fiscal 2000, offset in part by an increase of $1.7 million in sales of paint and related materials, which represents an increase of 3.0%. In addition, the Company sold $24.7 million of remanufactured alloy wheels in fiscal 2001 compared to $23.0 million in the prior fiscal year, an increase of 7.3%.

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

Gross profit decreased to $147.8 million (42.0% of net sales) in fiscal 2001 from $160.6 million (43.1% of net sales) in fiscal 2000, a decrease of 8.0%, primarily as a result of the decrease in net sales. The Company’s gross profit margin decreased, primarily as a result of price competition, product mix and decreased sales. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses decreased to $110.2 million (31.3% of net sales) in fiscal 2001 from $111.0 million (29.8% of net sales) in fiscal 2000, a decrease of 0.7%. The increase in these expenses in fiscal 2001 as a percentage of net sales was generally the result of reduced revenue across the entire organization as a result of the impact of the State Farm verdict and higher fuel costs.

General and administrative expenses decreased to $30.2 million (8.6% of net sales) in fiscal 2001 from $30.8 million (8.3% of net sales) in fiscal 2000, a decrease of 2.1%. The increase in these expenses in fiscal 2001 as a percentage of net sales resulted from a number of factors, including an increase in employee benefit costs and decreased sales, offset by reduced headcount.

During fiscal 2001, the Company recognized approximately $7.1 million of nonrecurring expenses as compared to $3.9 million in fiscal 2000. In fiscal 2001, these expenses were primarily the result of a write-down of certain computer related expenses ($4.7 million) and the Company’s investment in an Internet business-to- business service provider ($1.0 million) and the recording of a reserve for idle leased facilities relating to the closing or consolidation of three locations ($1.5 million). In addition, the Company recorded a reserve of $150,000 relating to the estimated environmental clean-up costs in connection with the closing of a plating facility in fiscal 2001. In fiscal 2000, these expenses were the result of write-downs of goodwill and covenants not to compete relating to certain acquisitions and a write-off relating to tooling acquired in an acquisition.

While the tax provision in fiscal 2000 was approximately 41.0% of income before income taxes, the tax provision in fiscal 2001 was 151.6%. Part of the increase is the result of the fact that goodwill from tax-free acquisitions (which is not deductible for tax purposes) is spread over a lower income base and that approximately $0.6 of the nonrecurring expense write-offs were also not deductible for tax purposes.

As a result of the above factors, the Company experienced a decrease in net income, incurring a loss of $476,704 (0.1% of net sales) in fiscal 2001 as compared to net income of $9.8 million (2.6% of net sales) in fiscal 2000.

Variability of Quarterly Results and Seasonality

The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone’s business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company’s sales generally are highest during the five-month period from December to April. The impact of seasonality has reduced somewhat as Keystone has become more geographically diversified. Other factors which influence quarterly variations include the number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At March 29, 2002, working capital was $95.4 million compared to $88.4 million at March 30, 2001. The increase in working capital is primarily the result of cash generated from operations. The Company financed its working capital requirements and the acquisitions completed during fiscal 2002 primarily from cash flow from operations.

During the year ended March 29, 2002, the Company’s cash and cash equivalents increased by $0.6 million. This increase is the result of (i) an increase in cash provided by operating activities of $23.0 million, partially offset by (ii) a decrease in cash used in investing activities of $16.1 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package and cash paid for acquisitions, and a decrease in cash used in financing activities of $6.2 million, primarily as a result of paydowns with respect to the Company’s borrowings reduced in part by an increase in cash provided from the exercise of stock options. The increase in cash provided by operating activities resulted from the elimination of $42.5 million of non cash expenses from the reported net loss of $22.0 million and from adding in $2.5 million of increased cash from changes in working capital components. The most significant non-cash expenses were the cumulative effect of a change in accounting principle, depreciation and amortization, a pretax charge with respect to the Company’s investment in an enterprise-wide software package and a provision for a write-down of inventories and accounts receivable.

The Company has in place a revolving line of credit with a commercial lender that provides for a $35 million secured credit facility that reduces to $30 million on February 1, 2003 and the balance is due on February 1, 2005. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At March 29, 2002, $6.8 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at March 29, 2002, and at the date of the filing of this Annual Report. At June 25, 2002, the Company had drawn down $13.5 million under the line of credit and the line was further reduced by a $2.0 million line of credit issued in March 2002, leaving an aggregate of $19.5 million available to the Company. The increase in borrowings from March 29, 2002 is primarily the result of $5.5 million used to complete an acquisition in April 2002.

In August 2001, the Company completed the acquisition of After Crash, Inc., a distributor of aftermarket collision replacement parts based in Baton Rouge, Louisiana. In January 2002, the Company completed the acquisitions of I.W.C. International, Inc., a wheel cover distributor based in Tampa, Florida and P-G Products, Inc. and Indiana Distributors Incorporated, distributors of aftermarket collision replacement parts, based in Cincinnati, Ohio and Elkhart, Indiana, respectively. The aggregate cash required to consummate the acquisitions was approximately $6.8 million, which was obtained through borrowings under the Company’s credit facility and cash flow from operations. In addition to the cash required, the Company assumed certain liabilities.

In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through March 29, 2002, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share. No shares were repurchased during the year ended March 29, 2002. During the year ended March 30, 2001, the Company repurchased 533,200 shares at a cost of approximately $3.2 million.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see “Business—

Management Information Systems”) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Business—Cautionary Statements” above. Especially important are the risks discussed under “Litigation Impacting Aftermarket Collision Replacement Parts” and “Federal and State Action,” above. Since the Company’s product sales are so dependent upon the acceptance of aftermarket parts by insurance companies, adverse verdicts or restrictive legislation could reduce sales and negatively impact cash flow from operations. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

See Note 12 of Notes to Consolidated Financial Statements for information about the Company’s obligations under non-cancelable operating leases. In March 2002, the Company caused its commercial lender to issue a $2.0 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. The amount of this letter of credit reduces the funds available under its credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $1.8 million at March 29, 2002, or approximately 1.1% of total assets or 1.4% of consolidated shareholders’ equity. At March 30, 2001, goodwill, net of amortization, was $33.5 million. In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entry to complete the first step of the transactional goodwill impairment test within six months of adopting the Statement. See Note 3 of Notes to Consolidated Financial Statements.

As a result of the early adoption of SFAS Nos. 141 and 142 effective March 31, 2001, the Company tested its goodwill for impairment and recorded a charge of $28.7 million, net of tax, retroactive to the first quarter of fiscal 2002, accounted for as the cumulative effect of a change in accounting principle. The decrease in goodwill at the end of fiscal 2002, compared to fiscal 2001, reflects this charge. With SFAS No. 142, effective March 31, 2001, the Company will not continue to amortize goodwill. Goodwill amortization was $0, $1.8 million, and $1.7 million for fiscal 2002, 2001 and 2000, respectfully.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of March 29, 2002, other intangible assets amounted to $1.4 million. For the year ended March 29, 2002, amortization of other intangible assets was approximately $0.5 million, as compared to $.05 million for the year ended March 30, 2001. Other intangible assets will continue to be evaluated under SFAS No. 142.

New Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirements costs. This Statements is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. It is not anticipated that the financial impact of this Statement will have a material affect on the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Keystone Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 29, 2002 and March 30, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 29, 2002. Our audits also included the financial statement schedule listed in the index at 14(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 29, 2002 and March 30, 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1, Keystone Automotive Industries, Inc. changed its method of accounting for goodwill and other intangible assets effective March 31, 2001.

/s/    ERNST & YOUNG LLP

Los Angeles, California
May 29, 2002

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 29, 2002	March 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,652	$3,005
Accounts receivable, less allowance for doubtful accounts of $1,046 in 2002 and $1,029 in 2001	33,524	29,702
Inventories, primarily finished goods	81,503	82,499
Prepaid expenses and other current assets	3,995	2,392
Deferred taxes	4,095	6,078

Total current assets	126,769	123,676
Property, plant and equipment, at cost:
Land	555	519
Buildings and leasehold improvements	11,233	10,446
Machinery and equipment	24,262	24,411
Furniture and fixtures	13,043	12,251

	49,093	47,627
Accumulated depreciation and amortization	(29,749)	(26,357)

	19,344	21,270
Goodwill, net of accumulated amortization of $0 in 2002 and $4,773 in 2001	1,805	33,531
Other intangibles, net of accumulated amortization of $2,755 in 2002 and $2,275 in 2001	1,397	1,168
Other assets	1,406	1,387
Deferred taxes	8,965	2,724

Total assets	$159,686	$183,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Credit facility	$6,832	$14,880
Accounts payable	14,589	12,070
Accrued salaries, wages and related benefits	6,335	5,114
Other accrued liabilities	3,554	3,179
Long-term debt, due within one year	75	40

Total current liabilities	31,385	35,283
Long-term debt, less current maturities	14	49
Other long-term liabilities	1,973	2,483
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—14,583,000 in 2002 and 14,359,000 in 2001, at stated value	80,383	78,581
Warrants	236	236
Additional paid-in capital	1,864	1,260
Retained earnings	44,372	66,405
Accumulated other comprehensive loss	(541)	(541)

Total shareholders’ equity	126,314	145,941

Total liabilities and shareholders’ equity	$159,686	$183,756

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share and share amounts)

	Year ended
	March 29, 2002	March 30, 2001	March 31, 2000
Net sales	$382,274	$351,845	$372,466
Cost of sales	218,475	204,073	211,840

Gross profit	163,799	147,772	160,626
Operating expenses:
Selling and distribution	114,276	110,170	110,976
General and administrative	32,816	30,155	30,800
Non-recurring	6,796	7,104	3,881

	153,888	147,429	145,657

Operating income	9,911	343	14,969
Other income	1,895	2,037	2,613
Interest expense	(698)	(1,456)	(954)

Income before income taxes and cumulative effect of a change in accounting principle	11,108	924	16,628
Income taxes	4,450	1,401	6,819

Net income (loss) before cumulative effect of a change in accounting principle	6,658	(477)	9,809
Cumulative effect of a change in accounting principle (net of tax of $4,835)	(28,691)	—	—

Net (loss) income	$(22,033)	$(477)	$9,809

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$0.46	$(0.03)	$0.62
Diluted	$0.45	$(0.03)	$0.62
Cumulative effect of a change in accounting principle (net of tax):
Basic	$(1.98)	$—	$—
Diluted	$(1.93)	$—	$—
Net (loss) income per share:
Basic	$(1.52)	$(0.03)	$0.62

Diluted	$(1.48)	$(0.03)	$0.62

Weighted average common shares outstanding:
Basic	14,467,000	14,420,000	15,899,000

Diluted	14,876,000	14,420,000	15,917,000

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share and share amounts)

	Common Stock		Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 26, 1999	16,858,000	$105,436	$—	$1,223	$57,073	$(527)	$163,205
Net income	—	—	—	—	9,809	—	9,809
Defined benefit plan funding adjustments net of taxes of $363	—	—	—	—	—	527	527

Comprehensive income							10,336
Issuance of warrants	—	—	236	—	—	—	236
Stock options exercised	11,000	103	—	—	—	—	103
Tax benefit of stock options exercised	—	—	—	37	—	—	37
Repurchases of common stock	(1,977,000)	(23,722)	—	—	—	—	(23,722)

Balance at March 31, 2000	14,892,000	81,817	236	1,260	66,882	—	150,195
Net loss	—	—	—	—	(477)	—	(477)
Defined benefit plan funding adjustments net of taxes of $341	—	—	—	—	—	(541)	(541)

Comprehensive loss	—	—	—	—	—	—	(1,018)
Repurchase of common stock	(533,000)	(3,236)	—	—	—	—	(3,236)

Balance at March 30, 2001	14,359,000	78,581	236	1,260	66,405	(541)	145,941
Net loss	—	—	—	—	(22,033)	—	(22,033)
Stock options exercised	224,000	1,802	—	—	—	—	1,802
Tax benefit of stock options exercised	—	—	—	604	—	—	604

Balance at March 29, 2002	14,583,000	$80,383	$236	$1,864	$44,372	$(541)	$126,314

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended
	March 29, 2002	March 30, 2001	March 31, 2000
Operating activities
Net (loss) income	$(22,033)	$(477)	$9,809
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (net of tax)	28,691	—	—
Depreciation and amortization	5,189	5,249	4,607
Amortization of goodwill and other intangibles	484	2,296	2,649
Deferred taxes	(4,259)	(2,020)	(3,462)
Loss on impairment/closures	6,796	7,104	3,881
Provision for losses on uncollectible accounts	1,552	735	923
Provision for write-down of inventories	4,063	849	408
(Gain) loss on sales of assets	(21)	142	5
Changes in operating assets and liabilities:
Accounts receivable	(3,837)	(2,791)	2,905
Inventories	(383)	(2,797)	(5,818)
Prepaid expenses and other current assets	3,031	981	433
Accounts payable	2,245	(623)	(2,236)
Accrued salaries, wages and related benefits	1,220	17	3,314
Other accrued liabilities	(134)	515	(3,110)
Other, net	367	1,011	3,115

Net cash provided by operating activities	22,971	10,191	17,423

Investing activities
Proceeds from sales of assets	148	157	232
Acquisitions of certain service centers, net of cash received	(6,760)	(380)	(9,615)
Purchases of property, plant and equipment	(9,466)	(8,895)	(8,745)

Net cash used in investing activities	(16,078)	(9,118)	(18,128)

Financing activities
(Payments) borrowings under bank credit facility	(8,048)	2,380	12,500
Bankers acceptances	—	—	(2,961)
Principal payments on long-term debt	—	(96)	(115)
Purchase of common stock	—	(3,236)	(23,722)
Proceeds from stock option exercises	1,802	—	103

Net cash used in financing activities	(6,246)	(952)	(14,195)

Net increase (decrease) in cash and cash equivalents	647	121	(14,900)
Cash and cash equivalents at beginning of year	3,005	2,884	17,784

Cash and cash equivalents at end of year	$3,652	$3,005	$2,884

Supplemental disclosures:
Interest paid during the year	$765	$1,436	$847
Income taxes paid during the year	5,042	2,060	6,607

The following items are not included in the Consolidated Statement of Cash Flows:
Minimum pension liability adjustment	—	$541	$(527)
Issuance of warrants	—	—	236

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. (“Keystone”) and its wholly owned subsidiaries. Significant subsidiaries included in the consolidated financial statements include Keystone Automotive Industries MN, Inc. (formerly North Star Plating Co.), Keystone Automotive Industries FL, Inc. (formerly Inteuro Parts Distributors, Inc.) and Republic Automotive Parts, Inc. (collectively with Keystone, the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Business Information

The Company operates in one business segment. The principal business of the Company is the distribution of collision replacement parts for automobiles and light trucks to collision repair shops through a network of distribution centers located within the United States, one in Mexico, and one in Canada. As a result, the Company considers that it operates in one business segment.

Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March. The fiscal years ended March 29, 2002 and March 30, 2001 each included 52 weeks, respectively. The fiscal year ended March 31, 2000 included 53 weeks.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of Risk

Accounts receivable subject the Company to a potential concentration of credit risk. Substantially all of the Company’s customers are in the auto body repair business, none representing more than 1% of sales. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. Credit losses have consistently been within management’s expectations.

During 2002 and 2001, the Company imported 18% and 15% of its products from the Far East, respectively.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, accounts payable, credit facility and other short-term obligations approximate cost due to the short period of time to maturity.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are held by major financial institutions.

Inventories

The Company’s inventories consist primarily of automotive aftermarket collision replacement parts, paint and related items. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Long-Lived Assets

The Company reviews the reasonableness of its long-lived assets as required by Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” whenever significant events or changes occur which might impair the recovery of the recorded costs. The Company records impairment losses on long-lived assets held and used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If impairment exists, the amount of such impairment is calculated based upon undiscounted cash flows or the market values compared to the recorded costs.

During fiscal 2001, the Company recognized approximately $7.1 million of nonrecurring expenses as compared to $3.9 million in fiscal 2000. In fiscal 2001, these expenses were primarily the result of a write-down of certain computer related expenses ($4.7 million) and the Company’s investment in an Internet business-to-business service provider ($1.0 million) and the recording of a reserve for idle leased facilities relating to the closing or consolidation of three locations ($1.5 million). In addition, the Company recorded a reserve of $150,000 relating to the estimated environmental clean-up costs in connection with the closing of a plating facility in fiscal 2001. In fiscal 2000, these expenses were the result of write-downs of goodwill and covenants not to compete relating to certain acquisitions and a write-off relating to tooling acquired in an acquisition.

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

Depreciation and Amortization

The Company uses the straight-line method for calculating depreciation and amortization of property, plant, and equipment over the following estimated useful lives:

Buildings	20 years
Machinery and equipment	5–12 years
Furniture and fixtures	5–7 years
Auto and truck	3–5 years
Leasehold improvements	Term of lease or life of the asset, whichever is shorter

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 supersedes Accounting Principle Board Opinion (APB) No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company implemented SFAS No. 141 on March 31, 2001. This statement did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company elected to early adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes AFB No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. The Company early adopted SFAS No. 142 effective March 31, 2001. Consequently, all goodwill on the Company’s balance sheet from that date forward will no longer be subject to amortization. Other intangibles, consisting of covenants not to compete with finite lives, will continue to be amortized over the term of the respective covenant. Pursuant to SFAS No. 142, the Company performed a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value-based test and determined that the Company’s goodwill was impaired.

Subsequent to the adoption of SFAS No. 142, goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is not amortized, but is subject to an annual impairment review as provided in SFAS No. 142. Other intangibles are comprised of covenants not to compete. Covenants not to compete are amortized using the straight-line method over the terms of the agreements, generally 3–5 years.

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

Stock-Based Compensation

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. The Company has not granted stock options at less than the fair value of the stock at the date of grant.

Reclassification

Certain reclassifications were made to the 2001 and 2000 amounts to conform to the 2002 presentation.

New Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the Impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This Statement also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

Effective March 31, 2001, the Company implemented SFAS No. 133, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. The implementation of SFAS No. 133, as amended by SFAS No. 137, did not have any impact on the Company’s financial position, results of operations or cash flows.

Effective April 1, 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which requires that entities recognize revenue subject to certain criteria. The adoption of SAB No. 101 did not have a significant impact on the Company’s results of operations.

2.    ACQUISITIONS

During fiscal 2000, the Company acquired certain assets of the following businesses: Quality Bumpers, LLC, a distributor of plastic and steel bumpers with operations in Alabama, in May 1999; Nordan Products Division, Inc. and Nordan Distributors, Inc., distributors of aftermarket collision replacement parts with operations in Washington and Vancouver, British Columbia, in May 1999; Supreme Bumpers Inc., a distributor of recycled or remanufactured bumpers in Ohio and Michigan, in October 1999 and Auto Body Supply Co., Inc. a distributor of aftermarket collision replacement parts in Pennsylvania, in November 1999. The Company acquired these companies for approximately $9.6 million. All of these acquisitions were accounted for under the purchase method of accounting and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. The excess purchase price over the estimated fair values of the assets acquired was approximately $2.7 million and was recorded as goodwill. This goodwill was written off as part of the fiscal 2002 impairment charge of $28.7 million (net of tax). The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2000, assuming that these acquisitions had been made at the beginning of fiscal 2000, would not be materially different from the results presented.

During fiscal 2002, the Company acquired certain assets of the following businesses: After Crash, Inc., a distributor of aftermarket collision replacement parts in Baton Rouge, Louisiana in July 2001; I.W.C. International, Inc., a distributor of aftermarket wheel covers and center caps for automobiles and light trucks, with operations in Tampa, Florida, Hanover, Massachusetts, Haltom City, Texas, Hayward, California and Quincy, Illinois in January 2002; and Indiana Distributors incorporated, a distributor of aftermarket collision replacement parts in Elkhart, Indiana in January 2002. In addition, the Company acquired all of the outstanding capital stock of P-G Products, Inc., a distributor of aftermarket collision replacement parts in Cincinnati, Ohio in January 2002. The Company acquired these four companies for approximately $6.8 million cash, net of cash

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received. All of these acquisitions were accounted for under the purchase method of accounting, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $1.8 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2002 and 2001, assuming that these acquisitions had been made at the beginning of fiscal 2001, would not be materially different from the results presented.

3.    GOODWILL AND OTHER INTANGIBLES

Amortization expense for goodwill and other intangibles for the years ended March 29, 2002, March 30, 2001 and March 31, 2000 was $484,000, $2,296,000 and $2,649,000.

The carrying amount of goodwill as of March 29, 2002 and March 30, 2001, net of accumulated amortization of $0 and $4.8 million,was $1.8 million and $33.5 million, respectively.

The pro forma effect on prior year earnings of excluding amortization expense, net of tax, is as follows (in thousands, except per share amounts):

	March 30, 2001	March 31, 2000
Reported net (loss) income	$(477)	$9,809
Add back goodwill amortization, net of tax	884	998

Pro forma net income	$407	$10,807

Basic and diluted (loss) earnings per share:
Reported net (loss) earnings per share	$(.03)	$.62
Add back goodwill amortization	.06	.06

Pro forma earnings per share, basic and diluted	$.03	$.68

4.    FINANCING ARRANGEMENTS

The Company maintains a revolving line of credit with a commercial lender that provides a $35,000,000 secured credit facility that reduces to $30,000,000 on February 1, 2003 and the balance is due on February 1, 2005. Initial advances under the revolving line of credit are made with interest at the lender’s prime rate; however, at the Company’s option, all advances may be converted to LIBOR plus 1.00%. At March 29, 2002, $6,832,000 was outstanding under the line of credit. In addition, in March 2002, the Company caused the commercial lender to issue a $2.0 million line of credit to secure certain obligations to its primary insurer. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 29, 2002.

5.    SHAREHOLDERS’ EQUITY

The Company maintains a stock repurchase plan as authorized by the Board of Directors, which at March 29, 2002, authorized the purchase of up to $4.1 million of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased approximately 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. During the years ended March 30, 2001 and March 31, 2000, the Company had repurchased approximately 533,000 shares

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 1,977,000 shares, respectively, of its common stock at an average cost of $6.07 and $11.99 per share, respectively. No shares were repurchased during fiscal 2002.

In February 2000, the Company issued 100,000 warrants to purchase the Company’s stock at an exercise price of $6.50 to a vendor. The warrants are exercisable starting in February 2001 through 2005, or through the date of dissolution on the agreement. Using the intrinsic value method, the Company recorded the warrants in equity at $236,000 and amortized the expense over the period services were received from the vendor. The warrants were fully amortized in fiscal 2002.

The Company may pay dividends at the discretion of the Board of Directors. The Company has never paid dividends.

6.    EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is calculated including the dilutive effects of warrants, options, and convertible securities, if any. The income from continuing operations is used as the numerator to determine whether potential common shares are dilutive or antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year ended
	March 29, 2002	March 30, 2001	March 31, 2000
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income	$(22,033)	$(477)	$9,809

Denominator:
Denominator for basic (loss) earnings per share—weighted average Shares	14,467	14,420	15,899

Effect of dilutive securities:
Employee stock options	409	—	18

Denominator for dilutive (loss) earnings per share—adjusted weighted average shares and assumed conversions	14,876	14,420	15,917

Basic (loss) earnings per share	$(1.52)	$(0.03)	$0.62

Diluted (loss) earnings per share	$(1.48)	$(0.03)	$0.62

Warrants to purchase 100,000 shares with an exercise price greater than the average market price of common stock were outstanding at March 30, 2001. These warrants, along with the employees stock options, were excluded from the fiscal 2001 computation of diluted earnings per share because their effect would be antidilutive. In fiscal 2002, no warrants were issued.

7.    RELATED PARTY TRANSACTIONS

The Company has entered into various property lease agreements with related parties, including certain of the Company’s directors and officers and agreements with a corporation which is owned by a family member of

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm’s length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $956,000, $918,000 and $1,373,000 for the fiscal years 2002, 2001 and 2000 respectively, exclusive of the Company’s obligation for property taxes and insurance.

8.    SALES BY PRODUCT

	Fiscal Year Ended
	March 29, 2002	March 30, 2001	March 31, 2000
	(in thousands)
Automotive body parts	$176.9	$151.8	$162.8
Bumpers	112.2	107.4	117.7
Paint and related materials	59.0	59.5	57.7
Wheels and related products	29.0	24.7	23.0
Other	5.2	8.4	11.3

Total Sales	$382.3	$351.8	$372.5

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segments assets, as well as information about the revenues derived from the company’s products and services, the countries in which the company earns revenues and holds assets, and major customers. This statement also requires companies that have a single reportable segment to disclose information about product and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management’s opinion that, at this time, the Company has one operating and reporting segment.

The following discussions sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as a wholesale distributor for automobile aftermarket collision parts, paint and related supplies and equipment in the United States with 2002 net sales of $382 million, including operations outside the United States, which were immaterial. The Company sells its products to more than 25,000 collision repair shops located in the United States, Vancouver, Canada and Tijuana, Mexico.

The Company’s product offerings, comprised of more than 19,000 stock keeping units, may be divided into four primary categories: (i) the Company’s core business continues to be automotive body parts which consist primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles., (ii) the Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers, (iii) the Company distributes paint and other materials used in repairing a damaged vehicle primarily to repair shops and (iv) the Company distributes wheels and related products.

No single customer accounted for more than 1% of the Company’s net sales in 2002.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 29, 2002	March 30, 2001
	(in thousands)
Deferred tax assets:
Inventories	$2,246	$2,025
Intangibles	6,701	2,374
Excess of tax basis over book basis of property and equipment	1,513	1,739
Accrued expenses	2,685	2,612
Other, net	514	475

Total deferred tax assets	13,659	9,225
Valuation allowance	(376)	(379)

	13,283	8,846
Deferred tax liabilities:
Prepaid expenses	(223)	(45)

Total deferred tax liabilities	(223)	(45)

Net deferred tax assets	$13,060	$8,801

The Company recorded a valuation allowance related to a deferred tax asset recorded as a result of the write-off of its investment in an internet company.

Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

	Year ended
	March 29, 2002	March 30, 2001	March 31, 2000
	(in thousands)
Current:
Federal	$3,429	$3,011	$8,512
State	439	410	1,769
Foreign	6	—	—

	3,874	3,421	10,281
Deferred:
Federal	(3,776)	(1,777)	(3,090)
State	(483)	(243)	(372)

	(4,259)	(2,020)	(3,462)

	$(385)	$1,401	$6,819

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

	Year ended
	March 29, 2002	March 30, 2001	March 31, 2000
	(in thousands)
Income taxes at statutory tax rate	$(7,466)	$457	$5,821
State income taxes, net of federal tax effect	(636)	56	710
Non-deductible intangibles	7,542	—	—
Non-deductible expenses	178	509	288
Valuation allowance	(3)	379	—

	$(385)	$1,401	$6,819

10.    EMPLOYEE BENEFIT PLANS

In March 1979, the Company adopted a defined benefit pension plan (the Plan) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

In June 1998, the Company acquired Republic, including its pension and postretirement life and health insurance plans (“Health and Life Plans”). Republic’s defined benefit plan covers substantially all employees. Benefits under this plan generally are based upon the employee’s years of service and compensation preceding retirement. The Company’s general funding policy is to contribute amounts deductible for federal income taxes. Under the Health and Life Plans, the Company contributes toward the cost of health insurance benefits for certain retired employees. In order to be eligible for postretirement health insurance coverage, an employee must retire after attainment of age 55 and completion of 10 years of service, or attainment of age 50 and completion of 15 years of service. After attainment of age 65, the employee will not be eligible for coverage under the health insurance plan. Effective July 1, 2000, the Company terminated its practice of reimbursing certain retirees for the cost of supplemental Medicare medical insurance coverage. These retirees had been receiving a maximum benefit of $75 per month. Termination of this benefit resulted in a settlement gain of $823,000. In order to be eligible for life insurance benefits, an employee must retire after attaining age 55 and completing 10 years of service, or attaining age 50 and completing 15 years of service. Eligible retirees will receive a life insurance benefit of $2,500 for which the Company pays the full cost. The Health and Life Plans are unfunded and therefore, premiums are paid from the Company’s current operations.

Effective June 30, 1999, the accrual of future benefits under the Republic defined benefit plan was suspended. The defined benefit plans of the Company and Republic were merged on December 31, 1999.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension cost for all the Company’s benefit plans was as follows:

	Pension Benefits			Other Benefits
	March 29, 2002	March 30, 2001	March 31, 2000	March 29, 2002	March 30, 2001	March 31, 2000
	(in thousands)
Service cost	$—	$—	$67	$—	$5	$5
Interest cost	332	365	485	—	30	87
Recognized gains or (losses)	139	3	(193)	—	—	—
Prior service cost recognized	—	—	130	—	—	—
Expected return on assets	(261)	(279)	(284)	—	—	—

	$210	$89	$205	$—	$35	$92

The following is a summary of the status of the funding of the plans:

	Pension Benefits		Other Benefits
	March 29, 2002	March 30, 2001	March 29, 2002	March 30, 2001
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,369	$4,062	$288	$1,068
Service cost	—	—	—	5
Interest cost	332	365	—	30
Plan participants’ contributions	—	—	—	—
Actuarial (gains) losses	(305)	633	—	95
Settlement gain	—	—	—	(823)
Benefits paid	(658)	(262)	—	(87)
Plan amendments	—	—	—	—
Change in assumptions	393	571	—	—

Benefit obligation at end of year	$5,131	$5,369	$288	$288

Change in plan assets:
Fair value of plan assets at beginning of year	$3,174	$3,627	$—	$—
Actual return on plan assets	189	(191)	—	—
Company contributions	721	—	—	—
Benefits paid	(658)	(262)	—	—

Fair value of plan assets at end of year	$3,426	$3,174	$—	$—

Funded status:
Funded status of the plan (Underfunded)	$(1,685)	$(2,195)	$(288)	$(288)
Unrecognized net actuarial (gain) losses	882	882	—	—

Net amount recognized	$(803)	$(1,313)	$(288)	$(288)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(1,685)	$(2,195)	$(288)	$(288)
Accumulated other comprehensive loss	882	882	—	—

Net amount recognized	$(803)	$(1,313)	$(288)	$(288)

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” at March 30, 2001 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The balance of the liability of $882,000 was reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $341,000.

In determining the actuarial present value of projected benefit obligations at March 29, 2002 and March 30, 2001, a discount rate of 6.75% and 7.25%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended March 29, 2002 and March 30, 2001.

For the Health and Life Plans, the actuarial present value of benefit obligations at March 30, 2001, the latest valuation date, assumed a discount rate of 7.25%. The assumed healthcare cost trend rate for 2001 and later was 7%. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(in thousands)
Effect on the total of service cost and interest cost components in fiscal 2001	$4	$(3)
Effect on the postretirement benefit obligation as of March 30, 2001	$16	$(14)

The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $1,265,000, $1,318,000 and $1,074,000 as of March 29, 2002, March 30, 2001 and March 31, 2000, respectively.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    STOCK COMPENSATION PLANS

In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the 1996 Plan). There were 2,200,000 shares of Common Stock reserved for issuance under the 1996 Plan. The 1996 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the Code) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1996 Plan. All options granted have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

Stock Option Plan	Shares	Weighted Average Exercise Price
Outstanding at March 26, 1999	799,475	$16.36
Granted	395,000	14.13
Exercised	(11,400)	9.00
Expired/Cancelled	(327,575)	19.55

Outstanding at March 31, 2000	855,500	15.75
Granted	734,000	5.58
Exercised	—	—
Expired/Cancelled	(93,675)	13.53

Outstanding at March 30, 2001	1,495,825	10.24
Granted	199,175	10.49
Exercised	(223,775)	6.92
Expired/Cancelled	(4,500)	10.31

Outstanding at March 29, 2002	1,466,725	$10.53

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tabulation summarizes certain information concerning outstanding and exercisable options at March 29, 2002, March 30, 2001 and March 31, 2000

	Price Range
	$5.53–$9.00	$10.00–$20.00	$20.375
Outstanding options as of March 31, 2000:
Number outstanding	121,700	690,300	43,500
Weighted average exercise price	$9.00	$15.61	$20.375
Weighted average remaining contractual life in years	6.2	7.9	7.4

Exercisable options:
Number exercisable	96,275	321,675	21,750
Weighted average exercise price	$9.00	$15.61	$20.375

Outstanding options as of March 30, 2001:
Number outstanding	824,700	632,625	38,500
Weighted average exercise price	$6.06	$15.06	$20.375
Weighted average remaining contractual life in years	8.2	6.6	6.8

Exercisable options:
Number exercisable	116,700	351,625	28,875
Weighted average exercise price	$9.00	$15.32	$20.375

Outstanding options as of March 29, 2002:
Number outstanding	655,150	771,375	40,200
Weighted average exercise price	$5.86	$13.99	$20.38
Weighted average remaining contractual life in years	8.1	6.8	5.8

Exercisable options:
Number exercisable	203,125	446,875	40,200
Weighted average exercise price	$6.50	$15.30	$20.40

If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reduced to the pro forma amounts shown below:

	March 29, 2002	March 30, 2001	March 31, 2000
	(In thousands, except per share amounts)
Pro forma:
Net (loss) income	$(22,720)	$(1,710)	$8,444
Net (loss) income per share:
Basic	$(1.57)	$(.12)	$53
Diluted	$(1.53)	$(.12)	$53

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of applying SFAS No. 123 for purposes of determining pro forma net (loss) income and net (loss) income per share are not likely to be representative of the effects on reported net (loss) income for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 29, 2002	March 30, 2001	March 31, 2000
Risk free interest rate	5.87%	4.57%–6.03%	5.24%
Expected life in years	4	4	4
Expected volatility	41.9%	54.1%	49.6%
Expected dividend yield	0.00%	0.00%	0.00%

12.    COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

Future minimum lease payments, under noncancelable operating leases with initial terms of one year or more, are approximately as follows at March 29, 2002:

	Related Party Leases	Other	Total Operating Leases
	(in thousands)
2003	$1,084	$12,979	$14,063
2004	1,007	10,598	11,605
2005	857	7,513	8,370
2006	382	6,045	6,427
2007	—	3,494	3,494
Thereafter	—	7,961	7,961

Total minimum rental payments	$3,330	$48,590	$51,920

Total rent expense amounted to $13,588,000, $13,679,000 and $12,985,000 for fiscal 2002, 2001 and 2000, respectively, exclusive of the Company’s obligation for property taxes and insurance.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

13.    NON-RECURRING EXPENSES

In fiscal 2002, the enterprise software provider informed the Company that it was ceasing all development for the software package licensed by the Company. As a result, the Company determined that it could not proceed with the Company-wide installation and booked a pre-tax charge of $6.8 million to write-off the previously capitalized software development costs. With this charge, the Company has written off its investment in this software package.

During fiscal 2001, the Company recognized approximately $7.1 million of nonrecurring expenses, these expenses were primarily the result of a write-down of certain computer related expenses of approximately $4,663,000 and the Company’s investment in an Internet business-to-business service provider, accounted for, using the cost method of accounting, of approximately $981,000, and approximately $1,460,000 of expenses relating to the closing or consolidation of various locations. In fiscal 2000, non-recurring expenses were

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.9 million and related from the write-downs of goodwill and covenants not-to-compete relating to certain acquisitions and a write-off relating to tooling acquired in an acquisition.

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 29, 2002 and March 30, 2001.

	Quarter Ended
	June 29		September 28	December 28	March 29
	(In thousands, except per share amounts)
2002:
Net sales	$91,527		$88,734	$94,149	$107,864
Gross profit	38,874		37,807	40,686	46,432
Non-recurring expenses	—		6,796 (1)	—	—
Net income (loss) before cumulative effect of a change in accounting principle	2,117		(2,381)	2,788	4,134
Cumulative effect of a change in accounting principle, net of tax	(28,691	) (2)	—	—	—
Net (loss) income	(26,574)		(2,381)	2,788	4,134
Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$0.15		$(0.16)	$0.19	$0.29
Diluted	$0.15		$(0.16)	$0.19	$0.28
Cumulative effect of a change in accounting principle (net of tax):
Basic	$(2.00)		—	—	—
Diluted	$(1.97)		—	—	—
Net (loss) income per share:
Basic	$(1.85)		$(0.16)	$0.19	$0.29
Diluted	$(1.82)		$(0.16)	$0.19	$0.28

	Quarter Ended
	June 30		September 29	December 29	March 30
	(In thousands, except per share amounts)
2001:
Net sales	$86,612		$82,834	$85,450	$96,949
Gross profit	36,938		34,522	35,969	40,343
Non-recurring expenses	—		—	—	7,104 (3)
Net income (loss)	1,466		359	716	(3,018)
Net income (loss) per share—basic	0.10		0.02	0.05	(0.03)
Net income (loss) per share—diluted	0.10		0.09	0.05	(0.03)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

(1)	Write-off of certain previously capitalized software development costs.
(2)	During the fourth quarter of 2002, the Company changed its method of accounting for goodwill and other

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tangible assets in accordance with SFAS No. 142. Pursuant to SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, effective March 31, 2001, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first quarter of 2002, which had been previously reported, has been restated. No restatement of 2001 information was necessary.

(3)
Write-down of certain computer related expenses and the Company’s investment in an Internet business-to-business service provider and reserves relating to closing or consolidation of various locations.

15.    SUBSEQUENT EVENTS

Acquisition

In April 2002, the Company acquired the radiator and distribution business of Perfect Cooling, Inc., for approximately $5.5 million in cash. Perfect Cooling has locations in California, Georgia, Illinois and Pennsylvania.

Litigation

In February 2002, Keystone along with 44 additional manufacturers and distributors of aftermarket crash parts, were joined as additional defendants in a class action filed against Erie Insurance Exchange and Erie Insurance Company (collectively Erie) in Philadelphia, Pennsylvania.

In May 2000, a class action was filed against Erie in the Philadelphia County Court of Common Pleas in Philadelphia, Pennsylvania. Plaintiff alleges, among other things, that she was the holder of an Erie automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts. Plaintiff alleges that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.

Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting their aftermarket parts, negligence and violation of Pennsylvania law. No specific amount of damages are sought by plaintiff on behalf of the class or by Erie.

Keystone denies any liability to Erie or the class of policyholders and intends to vigorously defend itself.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and “Executive Compensation and Other Matters” and “Executive Officers.” Information regarding compliance by the directors and executive officers with the reporting requirements of Section 16(a) of the Exchange Act will be set forth in the Proxy Statement under the caption “Information About Keystone’s Common Stock Ownership—Did Directors and Executive Officers and Greater Than 10% Stockholders Comply with Section 16(a) Beneficial Ownership Reporting in 2001?” Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions ‘‘Election of Directors’’ and ‘‘Executive Compensation,’’ and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Other than as set forth below, the information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption ‘‘Information About Keystone’s Common Stock Ownership,’’ and is incorporated herein by reference.

Equity Compensation Plan Information

	March 29, 2002
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,466,725	$10.56	252,325
Equity compensation plans not approved by security holders	100,000	$6.50	—

Total	1,566,725		252,325

In February 2000, the Company issued a warrant to purchase 100,000 of Keystone Common Stock with an exercise price of $6.50 per share (the “Warrant”). The Warrant was issued as part of a transaction in which the Company agreed to purchase substantially all of the warrantholders alloy wheel cores and the warrantholder agreed to purchase certain remanufactured alloy wheels from the Company. The Warrant became exercisable in February 2001 and expires in February 2005. If the contractual relationship between the Company and the warrantholder is terminated before February 2004, the expiration date of the Warrant becomes one year following such termination. The Warrant is subject to standard anti-distribution protections.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption ‘‘Relationships and Related Transactions,’’ and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

See the Index to Item 8 above.

(a)(2)  Financial Statement Schedule:

See (d) below.

(a)(3)  Exhibits:

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.1(1)(A)	Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*

10.2(3)(A)	Employment Agreement between North Star and Ronald G. Brown. [10.5]*

10.3(3)(A)	Employment Agreement between North Star and Kim D. Wood. [10.6]*

10.4(14)(A)	Employment Agreement between the Registrant and John M. Palumbo dated December 1, 1999.[10.4]*

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

Exhibit No.	Description
10.12(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.13(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.14(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.15(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.16(3)	Credit Agreement dated March 25, 1997 between the Registrant and Mellon Bank, N.A. [10.38]*

10.17(7)	Amendment No. 1 to Credit Agreement between the Registrant and Mellon Bank, N.A.

10.18(7)	Amendment No. 2 to Credit Agreement between the Registrant and Mellon Bank, N.A.

10.19(9)	Amendment No. 3 to Credit Agreement between the Registrant and Mellon Bank, N.A. [10.25]*

10.20(9)	Amendment No. 4 to Credit Agreement between the Registrant and Mellon Bank, N.A. [10.26]*

10.21(10)	Amendment No. 5 to Credit Agreement between the Registrant and Mellon Bank, N.A. [a]*

10.22(13)	Amendment No. 6 to Credit Agreement between the Registrant and Mellon Bank, N.A. [10.27]*

10.23(13)	Amendment No. 7 to Credit Agreement between the Registrant and Mellon Bank, N.A. [10.28]*

10.24(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.25(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

10.26(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.27(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.28(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.29(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.30(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Curey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.31	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, independent auditors of Registrant.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).

(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(10)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(13)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

On January 28, 2002 and February 1, 2002, the Company filed a Current Report on Form 8-K and a Current Report on Form 8-K/A, respectively, with respect to Item 4. Changes in Registrant’s Certifying Accountant and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

On February 19, 2002, the Company filed a Current Report on Form 8-K with respect to Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

(c)  Exhibits:

See (a)(3) above.

(d)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Registrant’s financial statements or the related notes thereto.

KEYSTONE AUTOMOTIVE INDUSTRIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended March 31, 2000
Allowance for uncollectible accounts	$962	$923	$—	$740	$1,145
Year ended March 30, 2001
Allowance for uncollectible accounts	$1,145	$735	$—	$851	$1,029
Year ended March 29, 2002
Allowance for uncollectible accounts	$1,029	$1,552	$—	$1,535	$1,046

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

/s/    CHARLES J. HOGARTY
By:

Charles J. Hogarty
President

Dated: June 26, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES J. HOGARTY Charles J. Hogarty	President, Chief Executive Officer and Director	June 26, 2002

/s/ JOHN M. PALUMBO John M. Palumbo	Vice President and Treasurer (Principal Financial and Accounting Officer)	June 26, 2002

/s/ RONALD G. FOSTER Ronald G. Foster	Director	June 26, 2002

Ronald G. Brown	Director	June , 2002

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	June 26, 2002

/s/ AL A. RONCO Al A. Ronco	Director	June 26, 2002

/s/ GEORGE E. SEEBART George E. Seebart	Director	June 26, 2002

Keith M. Thompson	Director	June , 2002