Form 10-Q
period 2002-06-28
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2002-08-12
CIK 1012393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 28, 2002

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the Transition period from _________ to _________

Commission file number 0-28568

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

California	95-2920557

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 East Bonita Avenue, Pomona, CA 91767
(Address of principal executive offices) (Zip Code)

(909) 624-8041
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

The number of shares outstanding of the registrant’s Common Stock, no par value, at June 28, 2002 was 14,615,820 shares.

This Form 10-Q contains 15 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Keystone Automotive Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 28, 2002	March 29, 2002

	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$3,964	$3,652
Accounts receivable, net of allowance of $1,344 at June 2002 and $1,046
at March 2002	34,200	33,524
Inventories, primarily finished goods	89,705	81,503
Other current assets	7,206	8,090

Total current assets	135,075	126,769

Plant, property and equipment, net	19,752	19,344
Goodwill	2,178	1,805
Other intangibles, net of accumulated amortization of $2,738 at June 2002 and $2,755 at March 2002	1,275	1,397
Other assets	10,339	10,371

Total assets	$168,619	$159,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$12,160	$6,832
Accounts payable	14,743	14,589
Accrued liabilities	9,553	9,889
Current portion of long-term debt	60	75

Total current liabilities	36,516	31,385

Long-term debt, less current portion	8	14
Other long-term liabilities	1,832	1,973

Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares-3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares-50,000,000
Issued and outstanding shares 14,616,000 at June 2002 and 14,583,000 at March 2002,
at stated value	80,787	80,383
Warrant	236	236
Additional paid-in capital	1,864	1,864
Retained earnings	47,917	44,372
Accumulated other comprehensive loss	(541)	(541)

Total shareholders’ equity	130,263	126,314

Total liabilities and shareholders’ equity	$168,619	$159,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:

The balance sheet at March 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended June 28, 2002	Thirteen Weeks Ended June 29, 2001

		(restated)
Net sales	$106,724	$91,527
Cost of sales	60,250	52,653

Gross profit	46,474	38,874
Operating expenses:
Selling and distribution	31,815	28,130
General and administrative	9,042	7,463

Operating income	5,617	3,281
Other income	423	523
Interest expense	(131)	(229)

Income before income taxes and cumulative effect of a change in accounting principle	5,909	3,575
Income taxes	2,364	1,458

Income before cumulative effect of a change in accounting principle	3,545	2,117
Cumulative effect of a change in accounting principle (net of tax of $4,835)	—	(28,691)

Net income (loss)	$3,545	$(26,574)

Per Common Share:
Income before cumulative effect of a change in accounting principle:
Basic	$0.24	$0.15
Diluted	$0.23	$0.15
Cumulative effect of a change in accounting principle (net of tax):
Basic	$—	$(2.00)
Diluted	$—	$(1.97)
Net income (loss) per share:
Basic	$0.24	$(1.85)

Diluted	$0.23	$(1.82)

Weighted average common shares outstanding:
Basic	14,597,000	14,367,000

Diluted	15,155,000	14,567,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended June 28, 2002	Thirteen Weeks Ended June 29, 2001

		(restated)
Operating activities:
Net income (loss)	$3,545	$(26,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (net of tax)	—	28,691
Depreciation and amortization	1,367	1,477
Provision for losses on uncollectible accounts	423	201
Provision for write-down of inventories	1,184	246
Gain (loss) on sale of assets, net	14	(7)
Changes in operating assets and liabilities:
Accounts receivable	(75)	1,387
Inventories	(5,485)	(1,581)
Other assets	845	(173)
Accounts payable	154	(385)
Accrued liabilities	(477)	(566)

Net cash provided by operating activities	1,495	2,716

Investing activities:
Proceeds from sale of assets	91	14
Acquisitions of certain service centers, net of cash received	(5,532)	—
Purchases of property, plant and equipment	(1,453)	(2,189)

Net cash used in investing activities	(6,894)	(2,175)

Financing activities:
Other debt, net	(21)	(10)
Borrowings (payments) on credit facility	5,328	(2,427)
Net proceeds on option exercises	404	286

Net cash provided by (used in) financing activities	5,711	(2,151)

Net increase (decrease) in cash and cash equivalents	312	(1,610)

Cash and cash equivalents at beginning of period	3,652	3,005

Cash and cash equivalents at end of period	$3,964	$1,395

Supplemental disclosures:
Interest paid during the period	$120	$252

Income taxes paid during the period	$205	$415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 28, 2002

1.    Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included.  The results of operations for the 13 week period ended June 28, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 28, 2003.  For further information, refer to the financial statements and footnotes thereto for the year ended March 29, 2002, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.

2.    Fiscal Year

        The Company uses a 52/53 week fiscal year.  The Company’s fiscal year ends on the last Friday of March.  The quarters ended June 28, 2002 and June 29, 2001 included thirteen week periods.

3.    Income Taxes

        The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.    New Accounting Standards

        Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

        Effective March 30, 2002, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the Impairment or disposal of long-lived assets.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principle Board Opinion (APB) No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of this Statement generally are to be applied prospectively.  The implementation of this Statement did not have a material effect on the Company.

5.    Goodwill and Other Intangibles

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 supersedes APB No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  The Company implemented SFAS No. 141 on March 31, 2001.  This statement did not have a material effect on the Company’s consolidated financial position or results of operations.

        The Company elected to early adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17 “Intangible Assets.”  SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired.  Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.  These assets will be reviewed for impairment on a periodic basis.  The Company early adopted SFAS No. 142 effective March 31, 2001.  Consequently, all goodwill on the Company’s balance sheet from that date forward will no longer be subject to amortization.  Goodwill at June 28, 2002 and March 29, 2002 is net of accumulated amortization of $0.  Other intangibles, consisting of covenants not to compete with finite lives, will continue to be amortized over the term of the respective covenant.  Pursuant to SFAS No. 142, the Company performed a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value-based test and determined that the Company’s goodwill was impaired.   Pursuant to SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective March 31, 2001, the Company recorded the cumulative effect of the change in accounting principle ($28,691, net of tax) and accordingly, the quarterly information for the first quarter of 2002, which had been previously reported, has been restated as follows:

Net income reported	$2,117
Restatement:
Cumulative effect of the change in accounting principle, net of tax	(28,691)

Net loss restated	$(26,574)

Other Intangibles are comprised of covenants
not to compete and scheduled as follows:

	June 28, 2002	March 29, 2002

	(in thousands)
Gross carrying amount	$4,013	$4,152
Accumulated amortization	(2,738)	(2,755)

Other intangibles – net	$1,275	$1,397

        Aggregate amortization expense for other intangible assets for each of the thirteen week periods ended June 28, 2002 and June 29, 2001 was $0.1 million.  Other intangible assets will be fully amortized within the next five years.

6.    Acquisitions

        The results of operations for the quarter ended June 28, 2002 reflect the operations from certain businesses acquired in July 2001 and January, February and April 2002, accounted for using the purchase method of accounting.  No results relating to these acquisitions were included with respect to the first quarter of fiscal 2002.  The unaudited pro forma results for the first quarter of fiscal 2002, assuming these acquisitions had been made at the beginning of fiscal 2002, would not be materially different from the results presented.

7.    Shareholders’ Equity

        In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through June 28, 2002, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share.  No shares were repurchased during the first quarter of fiscal 2003 or fiscal 2002.

8.    Sales By Product

	Thirteen Weeks Ended

	June 28, 2002	June 29, 2001

	(in thousands)
Automotive body parts	$51.2	$40.7
Bumpers	30.4	27.1
Paint and related materials	15.1	15.5
Wheels and related products	8.9	6.4
Other	1.1	1.8

Net Sales	$106.7	$91.5

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

The following discussions sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as a wholesale distributor for automobile aftermarket collision parts, paint and related supplies and equipment in the United States with net sales for the thirteen weeks ended June 28, 2002 of $106.7 million, including operations outside the United States, which were immaterial.  The Company sells its products to more than 25,000 collision repair shops located in the United States, Vancouver, Canada and Tijuana, Mexico.

The Company’s product offerings, comprised of more than 19,000 stock keeping units, may be divided into four primary categories (i) the Company’s core business continues to be automotive body parts which consist primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles., (ii) the Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers, (iii) the Company distributes paint and other materials used in repairing a damaged vehicle primarily to repair shops (iv) the Company distributes wheels and related products.

No single customer accounted for more than 1% of the Company’s net sales for the thirteen weeks ended June 28, 2002 or June 29, 2001.

2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

        Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein and in the Company’s Form 10-K for the year ended March 29, 2002, on file with the Securities and Exchange Commission.

General

        The results of operations for the quarter ended June 28, 2002 reflect the operations from six businesses acquired subsequent to June 29, 2001, accounted for using the purchase method of accounting.  No results relating to those acquisitions were included with respect to the first quarter of fiscal 2002.  The unaudited pro forma results for the first quarter of fiscal 2002, assuming these acquisitions had been made at the beginning of fiscal 2002, would not be materially different from the results presented above.

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

Results of Operations

        The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended June 28, 2002	Thirteen Weeks Ended June 29, 2001

Net sales	100.0%	100.0%
Cost of sales	56.5	57.5

Gross profit	43.5	42.5
Selling and distribution expenses	29.8	30.7
General and administrative expenses	8.5	8.2
Other income	0.4	0.6
Interest expense	(0.1)	(0.3)

Income before income taxes and cumulative effect of a change in accounting principle	5.5	3.9
Income taxes	2.2	1.6

Net income before cumulative effect of a change in accounting principle	3.3	2.3
Cumulative effect of a change in accounting principle, net of tax	—	(31.3)

Net income (loss)	3.3%	(29.0)%

Thirteen weeks ended June 28, 2002 compared to thirteen weeks ended June 29, 2001

        Net sales were $106.7 million for the quarter ended June 28, 2002 (the “2002 Quarter”) compared to $91.5 million for the quarter ended June 29, 2001 (the “2001 Quarter”), an increase of $15.2 million or 16.6%.  This increase was primarily due to an increase in the sale of body parts, bumpers and wheels.  During the 2002 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), increased by $10.5 million (an increase of 25.8%), sales of new and recycled bumpers increased by $3.3 million (an increase of 12.2%) and sales of paint and related materials decreased by $0.4 million. The increases were attributable primarily to the fact that insurance companies were specifying more aftermarket parts in connection with the repair of insured vehicles. In addition, the Company sold approximately $8.9 million of remanufactured alloy wheels in the 2002 Quarter compared to $6.4 million in the prior year period, an increase of 39.1%.

        Gross profit increased in the 2002 Quarter to $46.5 million (43.5% of net sales) from $38.9 million (42.5% of net sales) in the 2001 Quarter, an increase of 19.5%, primarily as a result of the increase in net sales.  The increase in gross profits as a percentage of net sales in the 2002 Quarter reflects the continued fluctuation in cost of sales, generally because of factors such as product mix and competition.

        Selling and distribution expenses increased to $31.8 million (29.8% of net sales) in the 2002 Quarter from $28.1 million  (30.7% of net sales) in the 2001 Quarter, an increase of 13.2%.  The decrease in selling and distribution expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs.

        General and administrative expenses increased to $9.0 million (8.5% of net sales) in the 2002 Quarter compared to $7.5 million (8.2% of net sales) in the 2001 Quarter, an increase of 20.0%.  The increase in general and administrative expenses and its increase as a percentage of net sales was generally the result of higher sales, increased legal fees and costs relating to the management information system implementation.

        Income taxes increased to $2.4 million (2.2% of net sales) in the 2002 Quarter compared to $1.5 million (1.6% of net sales) in the 2001 Quarter, primarily as a result of increased income before income taxes.  The change in the method of accounting for the amortization of goodwill in the 2002 Quarter resulted in a lower effective tax rate, due to the nondeductability for tax purposes of most of the goodwill, which was being amortized in prior periods.

        The loss recorded as a cumulative effect of change in accounting principle (net of tax) retroactive to the 2001 Quarter relates to the Company’s early adoption of SFAS 142 “Goodwill and Other Intangible Assets,” effective March 31, 2001.  SFAS No. 142 requires that the Company test its goodwill and indefinite-lived intangibles for impairment.  As a result of the test, completed in the fourth quarter of fiscal 2002, the Company recorded a non-cash impairment charge of $28.7 million, net of taxes of $4.8 million.

        As a result of the above factors, the Company experienced an increase in net income for the 2002 Quarter, $3.5 million (3.3% of net sales), as compared to a loss of $26.6 million (29.0% of net sales) in the 2001 Quarter.

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

Liquidity and Capital Resources

        The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At June 28, 2002, working capital was $98.6 million compared to $95.4 million at March 29, 2002. The increase in working capital is primarily the result of cash generated from financing and operating activities. The Company financed its working capital requirements and the acquisition completed during the first quarter of fiscal 2003 primarily from borrowings under the Company’s line of credit and from cash flow from operations.

        During the three months ended June 28, 2002, the Company’s cash and cash equivalents increased by $0.3 million. This increase is the result of (i) an increase in cash provided by operating activities of $1.5 million, and an increase in cash provided by financing activities of $5.7 million, partially offset by (ii) a decrease in cash used in investing activities of $6.9 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package and cash paid for an acquisition. The increase in cash provided by operating activities resulted primarily from the elimination of $3.1 million of non-cash expenses from the reported net income of $3.5 million and from subtracting $5.5 million of decreased cash as the result of an increase in inventory.  The most significant non-cash expenses were depreciation and amortization and an increase in the provision for a write-down of inventories.  The increase in inventory for the 2002 Quarter was primarily as a result of the purchase of certain inventory and related assets from Eagle Automotive, Inc. in April 2002, a buildup of inventory of products manufactured in Taiwan as a safeguard from a possible strike that could shut down ports on the West Coast and a bulk purchase of bumpers for reconditioning. The increase in cash provided by financing activities resulted primarily from borrowings under the Company’s credit facility and to a lesser extent from cash proceeds from the exercise of stock options.

        The Company has in place a revolving line of credit with a commercial lender that provides for a $35 million secured credit facility that reduces to $30 million on February 1, 2003 and the balance is due on February 1, 2005. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At June 28, 2002, $12.2 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at June 28, 2002, and at the date of the filing of this Quarterly Report. The increase in borrowings from March 29, 2002 is primarily the result of $5.5 million used to complete an acquisition in April 2002.

        In April 2002, the Company completed the acquisition of the assets of Perfect Cooling Industries, Inc., a distributor of condensers and radiators, headquartered in Los Angeles, California.  The aggregate cash required to consummate the acquisition was obtained through borrowings under the Company’s credit facility and cash flow from operations. In addition to the cash required, the Company assumed certain liabilities.

Inflation

        The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Intangible Assets

        Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.2 million at June 28, 2002, or approximately 1.3% of total assets or 1.7% of consolidated shareholders’ equity. At March 30, 2001, goodwill, net of amortization, was $33.5 million. In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entry to complete the first step of the transactional goodwill impairment test within six months of adopting the Statement. See Note 3 of Notes to Consolidated Financial Statements.

        As a result of the early adoption of SFAS Nos. 141 and 142 effective March 31, 2001, the Company tested its goodwill for impairment and recorded a charge of $28.7 million, net of tax, retroactive to the first quarter of fiscal 2002, accounted for as the cumulative effect of a change in accounting principle. The net loss for the three months ended June 29, 2001 reflects this charge. With SFAS No. 142, effective March 31, 2001, the Company will not continue to amortize goodwill.

        Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of June 28, 2002, other intangible assets amounted to $1.3 million.  Amortization of other intangible assets was approximately $0.1 million for each of the thirteen week periods ended June 28, 2002 and June 29, 2001.  Other intangible assets will continue to be evaluated under SFAS No. 142.

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

        Effective March 30, 2002, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The provisions of this Statement generally are to be applied prospectively.   The implementation of this Standard did not have a material effect on the Company.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material.  The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan.  While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the US dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan.  The Company might not be able to pass on any price increases to customers.  Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. See Item 3. Legal Proceedings in the Company’s Form 10-K for the year ended March 29, 2002, filed with the Securities and Exchange Commission on June 27, 2002.

Item 2.	Changes in Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders. None

Item 5.	Other Information.

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

        The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997. In that case, the plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying the use of aftermarket parts rather than an OEM part when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded the plaintiff compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. As of August 1, 2002, the Illinois Supreme Court had not ruled on whether or not they will take the case.

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

        Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined as additional defendants in a class action filed in the Philadelphia County Court of Common Pleas in Philadelphia, Pennsylvania, captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al.  Plaintiff alleges, among other things, that she was the holder of an Erie Insurance Company (“Erie”) automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts.  Plaintiff alleges that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.  In March 2002, the Court certified a 50-state class joining all Erie policyholders whose cars had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed.  Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting their aftermarket parts, negligence and violation of Pennsylvania law.  No specific amount of damages are sought by plaintiff on behalf of the class or by Erie.  The Superior Court of Pennsylvania has stayed all proceedings in this case pending a review of the class action certification order.

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

        Federal and State Action.    During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. During 2002, 31 separate bills have been introduced in 14 states and, to date, none have passed into law. As of July 31, 2002, 17 bills were pending in 6 states. The Company anticipates that additional bills may be introduced in 2002 and 2003.

        Prior to 2001, legislation had passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or restricting the use of aftermarket crash parts, it could have a material adverse impact on the Company.

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

        Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system are being made during this first implementation phase.  It is anticipated that a further roll-out of the Prelude system to other Keystone locations will begin in October with a complete installation of the system company-wide expected by the end of calendar 2003.

        It is estimated that total costs from inception through the complete roll-out will be approximately $16 million, which includes hardware, software, infrastructure and employee related expenses. Through July 26, 2002, the Company had capitalized approximately $2.4 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $7.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

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

        Disruption of Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts, which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period would likely have a material adverse impact on the Company’s sales and earnings. All unloading of these containers at the port of call involves union workers and the current West Coast union agreement expired at the end of June 2002. Negotiations are underway for a new contract, but there can be no assurance an agreement will be reached without a shutdown of ports on the West Coast. In addition, an act of terrorism impacting West Coast ports could also have a material adverse impact on the Company.

Item 6.	Exhibits and Reports on Form 8-K.

	a.	Exhibits

Exhibit No.	Description
3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*
3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*
3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*
3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*
3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*
3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*
3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*
4.1(2)	Form of stock certificate. [4.1]*
4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*
4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.
10.1(1)(A)	Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*
10.2(3)(A)	Employment Agreement between North Star and Ronald G. Brown. [10.5]*
10.3(3)(A)	Employment Agreement between North Star and Kim D. Wood. [10.6]*
10.4(14)(A)	Employment Agreement between the Registrant and John M. Palumbo dated December 1, 1999.[10.4]*
10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*
10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*
10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*
10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s
10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*
10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.
10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan
10.12(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*
10.13(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*
10.14(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*
10.15(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*
10.16(3)	Credit Agreement dated March 25, 1997 between the Registrant and Mellon Bank, N.A. [10.38]*
10.17(7)	Amendment No. 1 to Credit Agreement between the Registrant and Mellon Bank, NA
10.18(7)	Amendment No. 2 to Credit Agreement between the Registrant and Mellon Bank, NA
10.19(9)	Amendment No. 3 to Credit Agreement between the Registrant and Mellon Bank, NA [10.25]*
10.20(9)	Amendment No. 4 to Credit Agreement between the Registrant and Mellon Bank, NA [10.26]*
10.21(10)	Amendment No. 5 to Credit Agreement between the Registrant and Mellon Bank, NA [a]*
10.22(13)	Amendment No. 6 to Credit Agreement between the Registrant and Mellon Bank, NA [10.27]*
10.23(13)	Amendment No. 7 to Credit Agreement between the Registrant and Mellon Bank, NA [10.28]*
10.24(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*
10.25(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*
10.26(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*
10.27(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*
10.28(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.
10.29(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.
10.30 (16)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Curey Hall, Christopher Northup, Carl Hartman and James C. Lockwood [10.30]*.
10.31 (16)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000 [10.31]*.
99.1	Chief Executive and Chief Financial Officer Certifications

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(10)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(13)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

b.	Reports on form 8-K - None

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/S/ JOHN M. PALUMBO

John M. Palumbo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

        Date:  August 12, 2002