Form 10-Q
period 2002-09-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2002-11-12
CIK 1012393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 27, 2002

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at September 27, 2002 was 14,639,170 shares.

This Form 10-Q contains 22 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 27, 2002 (unaudited) and March 29, 2002	3

	Condensed Consolidated Statements of Operations Thirteen weeks (unaudited) and twenty-six weeks (unaudited) ended September 27, 2002 Thirteen weeks (unaudited) and twenty-six weeks (unaudited) ended September 28, 2001	4

	Condensed Consolidated Statements of Cash Flows Twenty-six weeks (unaudited) ended September 27, 2002 and Twenty-six weeks (unaudited) ended September 28, 2001	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	14

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		20

Certifications		21

Keystone Automotive Industries, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 27, 2002	March 29, 2002

	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,373	$3,652
Accounts receivable, net of allowance of $1,440 at September 2002 and $1,046 at March 2002	33,002	33,524
Inventories, primarily finished goods	89,772	81,503
Other current assets	7,242	8,090

Total current assets	132,389	126,769
Plant, property and equipment, net	21,284	19,344
Goodwill	2,245	1,805
Other intangibles, net of accumulated amortization of $2,850 at September 2002 and $2,755 at March 2002	1,154	1,397
Other assets	10,334	10,371

Total assets	$167,406	$159,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$10,762	$6,832
Accounts payable	12,381	14,589
Accrued liabilities	9,497	9,889
Current portion of long-term debt	43	75

Total current liabilities	32,683	31,385
Long-term debt, less current portion	1	14
Other long-term liabilities	1,653	1,973
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares--3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares--50,000,000
Issued and outstanding shares 14,639,000 at September 2002 and 14,583,000 at March 2002	80,930	80,383
Warrant	236	236
Additional paid-in capital	1,864	1,864
Retained earnings	50,580	44,372
Accumulated other comprehensive loss	(541)	(541)

Total shareholders’ equity	133,069	126,314

Total liabilities and shareholders’ equity	$167,406	$159,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:

The balance sheet at March 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Thirteen Weeks Ended September 27, 2002	Thirteen Weeks Ended September 28, 2001	Twenty-six Weeks Ended September 27, 2002	Twenty-six Weeks Ended September 28, 2001

				(restated)
Net sales	$101,137	$88,734	$207,861	$180,261
Cost of sales	57,259	50,927	117,509	103,580

Gross profit	43,878	37,807	90,352	76,681
Operating expenses:
Selling and distribution	30,353	27,414	62,168	55,544
General and administrative	9,356	7,747	18,398	15,210
Non-recurring	—	6,796	—	6,796

Operating income (loss)	4,169	(4,150)	9,786	(869)
Other income	403	485	826	1,008
Interest expense	(134)	(204)	(265)	(433)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	4,438	(3,869)	10,347	(294)
Income tax provision (benefit)	1,775	(1,488)	4,139	(30)

Income (loss) before cumulative effect of a change in accounting principle	2,663	(2,381)	6,208	(264)
Cumulative effect of a change in accounting principle (net of tax of $4,835)	––	––	––	(28,691)

Net income (loss)	$2,663	$(2,381)	$6,208	$(28,955)

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$0.18	$(0.16)	$0.42	$(0.02)
Diluted	$0.18	$(0.16)	$0.41	$(0.02)
Cumulative effect of a change in accounting principle (net of tax):
Basic	$—	$—	$—	$(1.99)
Diluted	$—	$—	$—	$(1.99)
Net income (loss) per share:
Basic	$0.18	$(0.16)	$0.42	$(2.01)

Diluted	$0.18	$(0.16)	$0.41	$(2.01)

Weighted average common shares outstanding:
Basic	14,622,000	14,442,000	14,610,000	14,405,000

Diluted	15,081,000	14,442,000	15,126,000	14,405,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-six Weeks Ended September 27, 2002	Twenty-six Weeks Ended September 28, 2001

		(restated)
Operating activities:
Net income (loss)	$6,208	$(28,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (net of tax)	—	28,691
Depreciation and amortization	3,625	2,798
Loss on impairment	—	6,796
Provision for losses on uncollectible accounts	792	331
Provision for write-down of inventories	1,981	855
Loss (gain) on sale of assets	1	(23)
Changes in operating assets and liabilities:
Accounts receivable	754	526
Inventories	(6,416)	1,130
Other assets	823	(1,742)
Accounts payable and accrued liabilities	(2,920)	(3,266)

Net cash provided by operating activities	4,848	7,141
Investing activities:
Proceeds from sale of assets	125	46
Purchases of property, plant and equipment	(5,152)	(5,006)
Acquisitions of certain service centers, net of cash received	(5,532)	(970)

Net cash used in investing activities	(10,559)	(5,930)
Financing activities:
Borrowings (payments) on credit facility	3,930	(1,627)
Other debt, net	(45)	(21)
Net proceeds on option exercise	547	1,142

Net cash provided by (used in) financing activities	4,432	(506)

Net (decrease) increase in cash and cash equivalents	(1,279)	705
Cash and cash equivalents at beginning of period	3,652	3,005

Cash and cash equivalents at end of period	$2,373	$3,710

Supplemental disclosures
Interest paid during the period	$256	$465

Income taxes paid during the period	$2,966	$1,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 27, 2002

1.          Basis of Presentation

             The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included.  The results of operations for the 26 week period ended September 27, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 28, 2003.  For further information, refer to the financial statements and footnotes thereto for the year ended March 29, 2002, included in Keystone Automotive Industries, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.

2.          Fiscal Year

             The Company uses a 52/53 week fiscal year.  The Company’s fiscal year ends on the last Friday of March.  The six-month periods ended September 27, 2002 and September 28, 2001 each included twenty six weeks.

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

             The Company elected to early adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17 “Intangible Assets.”  SFAS No. 142 applies to goodwill and intangible assets. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.  These assets will be reviewed for impairment on a periodic basis.  The Company early adopted SFAS No. 142 effective March 31, 2001.  Consequently, all goodwill on the Company’s balance sheet from that date forward will no longer be subject to amortization.  Goodwill at September 27, 2002 and March 29, 2002 is net of

accumulated amortization of $0.  Other intangibles, consisting of covenants not to compete with finite lives, will continue to be amortized over the term of the respective covenant.  Pursuant to SFAS No. 142, the Company performed a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value-based test and determined that the Company’s goodwill was impaired.   Pursuant to SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective March 31, 2001, the Company recorded the cumulative effect of the change in accounting principle ($28,691, net of tax) and accordingly, the financial information for the twenty-six weeks ended September 28, 2001, which had been previously reported, has been restated as follows (in thousands):

Net loss reported	$(264)
Restatement:
Cumulative effect of the change in accounting principle, net of tax	(28,691)

Net loss (restated)	$(28.955)

             Other Intangibles are comprised of covenants not to compete and are as follows:

	September 27, 2002	March 29, 2002

	(in thousands)

Gross carrying amount	$4,004	$4,152
Accumulated amortization	(2,850)	(2,755)

Other intangibles – net	$1,154	$1,397

             Aggregate amortization expense for other intangible assets for each of the twenty-six week periods ended September 27, 2002 and September 28, 2001 was $0.2 million.  Other intangible assets will be fully amortized within the next five years.

6.          Acquisitions

             The results of operations for the three and six months ended September 27, 2002 reflect the operations from certain businesses acquired in July 2001 and January, February and April 2002, accounted for using the purchase method of accounting.  Other than with respect to the July 2001 acquisition, no results relating to these acquisitions were included with respect to the second quarter and first six months of fiscal 2002.  The unaudited pro forma results for the second quarter and the first six months of fiscal 2002, assuming these acquisitions had been made at the beginning of fiscal 2002, would not be materially different from the results presented.

7.          Shareholders’ Equity

             In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares.  Through September 27, 2002, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share.        No shares were repurchased during the first six months of fiscal 2003 or fiscal 2002.

8.          Sales By Product

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

	(in millions)		(in millions)
Automotive body parts	$48.1	$40.0	$99.3	$80.7
Bumpers	29.4	26.0	59.8	53.1
Paint and related materials	14.3	15.1	29.4	30.5
Wheels and related products	8.6	6.3	17.5	12.8
Other	.7	1.3	1.9	3.2

Net Sales	$101.1	$88.7	$207.9	$180.3

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

The following discussion sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as a wholesale distributor for automobile aftermarket collision parts, paint and related supplies and equipment in the United States with net sales for the twenty six weeks ended September 27, 2002 of $207.9 million, including operations outside the United States, which were immaterial.  The Company sells its products to more than 25,000 collision repair shops located in the United States, Vancouver, Canada and Tijuana, Mexico.

The Company’s product offerings, comprised of more than 19,000 stock keeping units, may be divided into four primary categories (i) the Company’s core business continues to be automotive body parts which consist primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles, (ii) the Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers, (iii) the Company distributes paint and other materials used in repairing a damaged vehicle primarily to repair shops (iv) the Company distributes wheels and related products.

No single customer accounted for more than 1% of the Company’s net sales for the twenty six weeks ended September 27, 2002 or September 28, 2001.

9.          Non-Recurring Expenses

             In September 2001, the enterprise software provider informed the Company that it was ceasing all development for the software package licensed by the Company.  As a result, in the second quarter ended September 28, 2001, the Company determined that it could not proceed with the Company-wide installation and booked a pre-tax charge of $6.8 million to write-off the previously capitalized software development costs.  With this charge, the Company has written-off its investment in this software package.

10.          Earnings Per Share

               Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share includes the dilutive effect of potential stock options exercises, calculated using the treasury stock method, except for thirteen week and twenty-six week periods ended September 28, 2001 because their inclusion is anti-dilutive.

Item 2.	MANAGEMENT’S DISCU SSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

               The following table sets forth for the periods indicated, certain selected operating statement items as a percentage of net sales.

	Thirteen Weeks Ended September 27, 2002	Thirteen Weeks Ended September 28, 2001	Twenty-six Weeks Ended September 27, 2002	Twenty-six Weeks Ended September 28, 2001

				(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.6	57.4	56.5	57.5

Gross profit	43.4	42.6	43.5	42.5
Selling and distribution expenses	30.0	30.9	29.9	30.8
General and administrative expenses	9.3	8.7	8.9	8.4
Non-recurring expense	—	7.7	—	3.8
Other income	0.4	0.5	0.4	0.6
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.2)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	4.4	(4.4)	5.0	(0.2)
Income tax provision (benefit)	1.8	(1.7)	2.0	—

Net income (loss) before cumulative effect of a change in accounting principle	2.6	(2.7)	3.0	(0.1)

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(15.9)

Net income (loss)	2.6%	(2.7)%	3.0%	(16.1)%

Thirteen weeks ended September 27, 2002 compared to thirteen weeks ended September 28, 2001

               Net sales were $101.1 million for the quarter ended September 27, 2002 (the “2002 Quarter”) compared to $88.7 million for the quarter ended September 28, 2001 (the “2001 Quarter”), an increase of $12.4 million or 14.0%.  This increase was due primarily to increases in sales of automotive body parts, bumpers and wheels.  During the 2002 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $8.1 million (an increase of 20.3%); sales of new and recycled bumpers increased by $3.4 million (an increase of 13.1%); sales of remanufactured wheels and related products increased by $2.3 million (an increase of 36.5%) and sales of paint and related materials decreased by $0.8 million (a decrease of 5.3%).  The increases were attributable primarily to the fact that insurance companies are increasingly specifying aftermarket parts in the repair of damaged vehicles.  See “Item 5” below.

               Gross profit increased in the 2002 Quarter to $43.9 million (43.4% of net sales) from $37.8 million (42.6% of net sales) in the 2001 Quarter, an increase of $6.1 million or 16.1%, primarily as a result of the increase in net sales.  The Company’s increase in gross profit as a percentage of net sales in the 2002 Quarter reflects the continued fluctuation in cost of sales, primarily because of factors such as product mix and competition. Gross profit as a percentage of net sales in the first quarter of fiscal 2003 was 43.5%.  However, the Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

               Selling and distribution expenses increased to $30.4 million (30.0% of net sales) in the 2002 Quarter from $27.4 million  (30.9% of net sales) in the 2001 Quarter, an increase of 10.7%.  The decrease in selling and distribution expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales.

               General and administrative expenses increased to $9.4 million (9.3% of net sales) in the 2002 Quarter compared to $7.7 million (8.7% of net sales) in the 2001 Quarter, an increase of 20.8%.  The increase was primarily due to increased sales.  The increase in general and administrative expenses as a percentage of net sales was generally the result of increases in salaries and wages (in large part as a result of acquisitions), increased professional fees and increases in costs relating to the implementation of the new enterprise software system.

               During the 2001 Quarter, the Company recognized $6.8 million (7.7% of net sales) of non-recurring expenses.  This recognition reflects a pre-tax charge that is related to a write-off of its investment in an enterprise-wide software package resulting from the notification from the Company’s software provider that it was ceasing further development of the software  licensed  by the Company.

               As a result of the pretax charge of $6.8 million, the Company recognized a tax benefit of $1.5 million, reducing the loss for the 2001 Quarter.

Twenty-six weeks ended September 27, 2002 compared to twenty-six weeks ended September 28, 2001

               Net sales were $207.9 million for the twenty-six weeks ended September 27, 2002 (the “2002 Six Months”) compared to $180.3 million for the twenty-six weeks ended September 28, 2001 (the “2001 Six Months”), an increase of $27.6 million or 15.3%.  This increase was made up of increases of  $18.6 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $6.7 million in sales of new and recycled bumpers; $4.7 million in sales of remanufactured wheels and related products and a decrease of $1.1 million in sales of paint and related materials, which changes represent increases of approximately 23.1%, 12.6% and 36.7% and a decrease of 3.6%, respectively, over the comparable period in the prior fiscal year.

               Gross profit increased in the 2002 Six Months to $90.4 million (43.5% of net sales) from $76.7 million (42.5% of net sales) in the 2001 Six Months, an increase of $13.7 million or 17.8%, primarily as a result of the increase in net sales.  The increase in gross margins during the 2002 Six Months primarily reflects a change in product mix and competition.  The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

               Selling and distribution expenses increased to $62.2 million (29.9% of net sales) in the 2002 Six Months from $55.5 million (30.8% of sales) in the 2001 Six Months, an increase of 11.9%.  The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales.

               General and administrative expenses increased to $18.4 million (8.9% of net sales) in the 2002 Six Months from $15.2 million (8.4% of net sales) in the 2001 Six Months, an increase of 20.1%.  The increase was primarily due to increased sales.  The increase in these expenses as a percentage of net sales was primarily the result of increases in salaries and wages (in large part as a result of acquisitions), increased professional fees and increases in costs relating to the implementation of the new enterprise software system.

               During the 2001 Six Months, the Company recognized $6.8 million (3.8% of net sales) of non-recurring expenses.  See the comparison of the thirteen-week periods set forth above.  As a direct result of that recognition, the Company had a net loss from operations for the 2001 Six Months of $0.9 million.  This net loss was reduced by a small tax benefit as a result of the recognition.

               In addition, the Company recorded a loss as a cumulative effect of change in accounting principle (net of tax) retroactive to March 31, 2001, which relates to the Company’s early adoption of SFAS 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that the Company test its goodwill and indefinite-lived intangibles for impairment.  As a result of the test, completed in the fourth quarter of fiscal 2002, the Company restated its results of operations for the twenty-six week period ended September 28, 2001 and recorded a non-cash impairment charge of $28.7 million, net of taxes of $4.8 million.

               As a result of the above factors, the Company recorded net income for the 2002 Six Months of $6.2 million (3.0% of net sales), as compared to a loss of $29.0 million (16.1% of net sales) in the 2001 Six Months.

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

Liquidity and Capital Resources

               The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information software system and the paydown of bank borrowings. At September 27, 2002, working capital was $99.7 million compared to $95.4 million at March 29, 2002. The increase in working capital is primarily the result of cash generated from financing and operating activities. The Company financed its working capital requirements and the acquisition completed during the first six months of fiscal 2003 primarily from borrowings under the Company’s line of credit and from cash flow from operations.

               During the six months ended September 27, 2002, the Company’s cash and cash equivalents decreased by $1.3 million. This decrease is the result of a decrease in cash used in investing activities of $10.6 million, primarily as a result of cash used to purchase equipment primarily related to the implementation of the Company’s enterprise software system and cash paid for an acquisition, partially offset by an increase in cash provided by operating activities of $4.8 million and an increase in cash provided by financing activities of $4.4 million.  The increase in cash provided by operating activities resulted primarily from the elimination of $6.4 million of non-cash expenses from the reported net income of $6.2 million and from subtracting $9.3 million of decreased cash as the result of an increase in inventory and a decrease in accounts payable.  The most significant non-cash expenses were depreciation and amortization and a decrease in the provision for a write-down of inventories.   The increase in inventory for the 2002 Six Months was primarily as a result of the purchase of certain inventory and related assets from Eagle Automotive, Inc. in April 2002, a buildup of inventory of products manufactured in Taiwan as a safeguard from a possible dock workers strike that eventually shut down ports on the West Coast and a bulk purchase of bumpers for reconditioning.  The increase in cash provided by financing activities resulted primarily from borrowings under the Company’s credit facility and to a lesser extent from cash proceeds from the exercise of stock options.

               The Company has in place a revolving line of credit with a commercial lender that provides for a $35.0 million secured credit facility that reduces to $30.0 million on February 1, 2003 and the balance is due on February 1, 2005. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At September 27, 2002, $10.8 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at September 27, 2002, and at the date of the filing of this Quarterly Report. The $4.0 million increase in borrowings from March 29, 2002 is primarily the result of $5.5 million used to complete an acquisition in April 2002, offset in part by cash flow from operating activities.

Inflation

               The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Intangible Assets

               Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.2 million at September 27, 2002, or approximately 1.3% of total assets or 1.7% of consolidated shareholders’ equity.  In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

               As a result of the early adoption of SFAS Nos. 141 and 142 effective March 31, 2001, the Company tested its goodwill for impairment and recorded a charge of $28.7 million, net of tax, retroactive to the first quarter of fiscal 2002, accounted for as the cumulative effect of a change in accounting principle. The net loss for the six months ended September 28, 2001 reflects this charge. With SFAS No. 142, effective March 31, 2001, the Company will not continue to amortize goodwill.

               Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of September 27, 2002, other intangible assets amounted to $1.2 million.  Amortization of other intangible assets was approximately $0.2 million for each of the twenty-six week periods ended September 27, 2002 and September 28, 2001.  Other intangible assets will continue to be evaluated under SFAS No. 142.

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

               The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR.  Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material.  The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan.  While all transactions with Taiwan businesses are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan.  The Company might not be able to pass on any price increases to customers.  Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

Item 4.	CONTROLS AND PROCEDURES

               The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

               There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS .

               See Item 3.  Legal Proceedings in the Company’s Form 10-K for the year ended March 29, 2002, filed with the Securities and Exchange Commission on June 27, 2002 and the disclosure below in Item 5.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS. None

Item 3.	DEFAULTS UPON SENIOR SECURITIES. None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               On August 20, 2002, the Company held it’s annual meeting of shareholders.  All of the nominees for election as directors were elected, without opposition.  Following is a tabulation of the votes cast for each nominee:

	Votes Cast

Nominee	For	Withheld

Ronald G. Brown	11,829,033	1,397,821
Charles J. Hogarty	9,415,718	3,811,136
Al A. Ronco	11,828,108	1,398,746
Timothy C. McQuay	11,828,598	1,398,256
George E. Seebert	11,828,598	1,398,256
Keith M. Thompson	11,829,273	1,397,598
Ronald G. Foster	11,829,273	1,397,581

               The proposal to amend the Company’s 1996 Employee Stock Incentive Plan to increase from 2.2 million to 2.7 million the number of shares issuable under the Plan was approved by shareholders.  The shareholders cast 9,168,127 votes in favor, 4,054,625 votes against with 4,107 abstentions.

Item 5.           OTHER INFORMATION.

          Litigation Impacting Aftermarket Collision Replacement Parts.    Over the past 15 years, there have been numerous lawsuits brought relating to the use of aftermarket parts in repairing motor vehicles. Initially, these cases were brought primarily by automobile manufacturers (OEMs) against manufacturers and distributors of aftermarket parts seeking to protect their trademarks, copyrights and other proprietary interests in replacement parts. In more recent years, class action attorneys have commenced numerous cases against insurance companies primarily alleging a violation of the insurance contract and state consumer laws relating to the specification of aftermarket crash parts in the repair of policyholders’ vehicles on the theory that aftermarket parts are inferior to OEM parts and thus incapable of restoring a vehicle to its “pre-loss” condition as required in many insurance policies. Another line of cases currently in the courts is referred to as the “Diminished Value” cases, the contention being that an insured should be compensated by the insurance company for the difference between the pre-loss value of the vehicle and the value after the vehicle is repaired.

          The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997. In that case, the plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded the plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm.  In October, 2002, the Illinois Supreme Court agreed to hear the appeal.

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

          Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. In March 2002, the Philadelphia County Court of Common Pleas certified a 50-state class joining all Erie Insurance Company (“Erie”) policyholders whose cars had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed.  In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined as additional defendants by Erie in the class action captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al.  Plaintiff alleges, among other things, that she was the holder of an Erie automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts.  Plaintiff alleges that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.

          Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting the quality of their aftermarket parts, negligence and violation of Pennsylvania consumer protection law.  No specific amount of damages are sought by plaintiff on behalf of the class or by Erie.  The Superior Court of Pennsylvania refused to hear Erie’s interlocutory appeal of the class certification order.  Erie has filed a petition to the Supreme Court of Pennsylvania for leave to appeal the class certification order and for a stay.  Erie’s petition and motion to stay are pending.  In the trial court, Keystone and many of the other additional defendants have filed challenges in the form of preliminary objections to the propriety of Erie’s joinder complaint.  The court has not yet ruled on the preliminary objections.  Keystone denies any liability to Erie or the class of policyholders and intends to vigorously defend itself.  There can be no assurance that ultimately this lawsuit will not have a material adverse impact on the Company.

          Currently, there are a number of aftermarket parts cases pending in various jurisdictions across the country. Other than the Erie case, the Company has not been made a party in any of these cases. There can be no assurance, however, that Keystone will not be brought into one of these cases or some other aftermarket parts case in the future.

          A recent case in the State of Georgia has upheld the Diminished Value theory.  In Mabry v. State Farm Mutual Automobile Ins. Co., the Georgia Supreme Court ruled that the insurer is obligated to pay not only the cost of repairs, but also the loss in the value of a damaged and repaired vehicle.  Since no distinction appears to have been made in that case between original and aftermarket parts, the impact, if any, on the Company is uncertain. Other Diminished Value cases are pending against insurance companies.

          A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops, the vast majority of the customers of the repair shops are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Should this occur, OEM’s would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in additional aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

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

          Federal and State Action.     During the past five years, legislation was introduced or considered in a majority of states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or to require special disclosure before using aftermarket parts. During 2002, 35 separate bills have been considered in 14 states and, to date, none have passed into law. As of September 30, 2002, 14 bills were pending. The Company anticipates that additional bills will be introduced in 2003.

          To date, legislation has passed in only eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. Approximately 31 states require consumer disclosure to vehicle owners.  To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or restricting the use of aftermarket crash parts, it could have a material adverse impact on the Company.

          In addition, during 2000, a U.S. Congressman requested that the General Accounting Office (“GAO”) review the role of the National Highway Traffic Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO report was released in January 2001. The report may lead to Congressional hearings and possible future legislation, which could be adverse to the interests of the Company.

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

          Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase.  The system was then installed in five additional locations in late October 2002. As the implementation has proceeded, the Company has experienced certain operational issues, consistent with what could reasonably be expected with an installation of the scope of the system being put in place. To date, the Company has been able to resolve the issues in a satisfactory manner. Complete installation of the system company-wide is expected by May 2004.

          It is estimated that total costs from inception through the complete roll-out will be approximately $16 million, which includes hardware, software, infrastructure and employee related expenses. Through September 27, 2002, the Company had capitalized approximately $2.8 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $7.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

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

          Disruption of Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. A disruption in shipping for any prolonged period would likely have a material adverse impact on the Company’s sales and earnings. All unloading of these containers at the port of call involves union workers and the current West Coast union agreement expired at the end of June 2002. All ports on the West Coast were shut down for approximately 10 days in October 2002, at which time the President invoked the Taft-Hartley Act and the ports reopened.  Negotiations are underway for a new contract, but there can be no assurance an agreement will be reached prior to the end of the injunction, which ended the work stoppage, at the end of December 2002.  A prolonged closure of the West Coast ports could have a detrimental impact on the Company’s ability to obtain needed inventory, which could have a material adverse effect on the Company.  In addition, an act of terrorism impacting West Coast ports could also have a material adverse impact on the Company.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                      a.     Exhibits

Exhibit No.	Description

3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*
3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*
3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*
3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*
3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*
3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*
3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*
4.1(2)	Form of stock certificate. [4.1]*
4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*
4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.
10.1(1)(A)	Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*
10.2(3)(A)	Employment Agreement between North Star and Ronald G. Brown. [10.5]*
10.3(3)(A)	Employment Agreement between North Star and Kim D. Wood. [10.6]*
10.4(14)(A)	Employment Agreement between the Registrant and John M. Palumbo dated December 1, 1999.[10.4]*
10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*
10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*
10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s
10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*
10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.
10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan
10.12(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*
10.13(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*
10.14(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*
10.15(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*
10.16(3)	Credit Agreement dated March 25, 1997 between the Registrant and Mellon Bank, N.A. [10.38]*
10.17(7)	Amendment No. 1 to Credit Agreement between the Registrant and Mellon Bank, NA
10.18(7)	Amendment No. 2 to Credit Agreement between the Registrant and Mellon Bank, NA
10.19(9)	Amendment No. 3 to Credit Agreement between the Registrant and Mellon Bank, NA [10.25]*
10.20(9)	Amendment No. 4 to Credit Agreement between the Registrant and Mellon Bank, NA [10.26]*
10.21(10)	Amendment No. 5 to Credit Agreement between the Registrant and Mellon Bank, NA [a]*
10.22(13)	Amendment No. 6 to Credit Agreement between the Registrant and Mellon Bank, NA [10.27]*
10.23(13)	Amendment No. 7 to Credit Agreement between the Registrant and Mellon Bank, NA [10.28]*
10.24(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*
10.25(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*
10.26(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*
10.27(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*
10.28(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.
10.29(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.
10.30(16)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Curey Hall, Christopher Northup, Carl Hartman and James C. Lockwood [10.30]*.
10.31 (16)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000 [10.31]*.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(10)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(13)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.

(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

                      b.     Reports on form 8-K - None

SIGNATURES

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

	By:	/s/ JOHN M. PALUMBO

John M. Palumbo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 12, 2002

I, Charles J. Hogarty, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of Keystone Automotive Industries, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                        a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                        c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

                        a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                        b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.           The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES J. HOGARTY

Charles J. Hogarty President and Chief Executive Officer	Date: November 12, 2002

I, John M. Palumbo, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of Keystone Automotive Industries, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                       a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                       b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                       c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

                       a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                       b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN M. PALUMBO

John M. Palumbo Chief Financial Officer	Date: November 12, 2002