Form 10-Q
period 2002-12-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2003-02-10
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 27, 2002

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at December 27, 2002 was 14,654,920 shares.

This Form 10-Q contains 20 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	December 27, 2002 (unaudited) and March 29, 2002
	Condensed Consolidated Statements of Operations	4
	Thirteen weeks (unaudited) and thirty-nine weeks (unaudited) ended December 27, 2002 Thirteen weeks (unaudited) and thirty-nine weeks (unaudited) ended December 28, 2001
	Condensed Consolidated Statements of Cash Flows	5
	Thirty-nine weeks (unaudited) ended December 27, 2002 and thirty-nine weeks (unaudited) ended December 28, 2001
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	13
Item 4.	Controls and Procedures	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		18
Certifications		19

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 27, 2002	March 29, 2002
ASSETS	(Unaudited)	(Note)
Current Assets:
Cash and cash equivalents	$2,529	$3,652
Accounts receivable, net of allowance of 1,596 at December 2002 and $1,046 at March 2002	36,585	33,524
Inventories, primarily finished goods	98,822	81,503
Other current assets	6,615	8,090

Total current assets	144,551	126,769
Plant, property and equipment, net	22,868	19,344
Goodwill	2,255	1,805
Other intangibles, net of accumulated amortization of $2,970 at December 2002 and $2,755 at March 2002	1,038	1,397
Other assets	10,603	10,371

Total assets	$181,315	$159,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$13,450	$6,832
Accounts payable	21,236	14,589
Accrued liabilities	8,331	9,889
Current portion of long-term debt	22	75

Total current liabilities	43,039	31,385
Long-term debt, less current portion	—	14
Other long-term liabilities	1,528	1,973
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 14,655,000 at December 2002 and 14,583,000 at March 2002	81,013	80,383
Warrant	236	236
Additional paid-in capital	1,864	1,864
Retained earnings	54,176	44,372
Accumulated other comprehensive loss	(541)	(541)

Total shareholders’ equity	136,748	126,314

Total liabilities and shareholders’ equity	$181,315	$159,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:    The balance sheet at March 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended December 27, 2002	Thirteen Weeks Ended December 28, 2001	Thirty-nine Weeks Ended December 27, 2002	Thirty-nine Weeks Ended December 28, 2001
				(restated)
Net sales	$108,548	$94,149	$316,409	$274,410
Cost of sales	61,032	53,463	178,541	157,043

Gross profit	47,516	40,686	137,868	117,367
Operating expenses:
Selling and distribution	32,117	27,800	94,285	83,344
General and administrative	9,744	8,454	28,141	23,664
Non-recurring	—	—	—	6,796

Operating income	5,655	4,432	15,442	3,563
Other income	454	411	1,280	1,419
Interest expense	(117)	(117)	(381)	(550)

Income before income taxes and cumulative effect of a change in accounting principle	5,992	4,726	16,341	4,432
Income tax provision	2,397	1,938	6,536	1,908

Income before cumulative effect of a change in accounting principle	3,595	2,788	9,805	2,524
Cumulative effect of a change in accounting principle (net of tax of $4,835)	—	—	—	(28,691)

Net income (loss)	$3,595	$2,788	$9,805	$(26,167)

Per Common Share:
Income before cumulative effect of a change in accounting principle:
Basic	$0.25	$0.19	$0.67	$0.17
Diluted	$0.24	$0.19	$0.65	$0.17
Cumulative effect of a change in accounting principle (net of tax):
Basic	$—	$—	$—	$(1.99)
Diluted	$—	$—	$—	$(1.94)
Net income (loss) per share:
Basic	$0.25	$0.19	$0.67	$(1.81)

Diluted	$0.24	$0.19	$0.65	$(1.77)

Weighted average common shares outstanding:
Basic	14,649,000	14,369,000	14,623,000	14,442,000

Diluted	14,960,000	14,795,000	14,986,000	14,814,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended December 27, 2002	Thirty-nine Weeks Ended December 28, 2001
		(restated)
Operating activities:
Net income (loss)	$9,805	$(26,167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (net of tax)	—	28,691
Depreciation and amortization	4,925	4,381
Loss on impairment	—	6,796
Provision for losses on uncollectible accounts	965	374
Provision for write-down of inventories	2,383	1,414
Loss (gain) on sale of assets, net	5	(29)
Changes in operating assets and liabilities:
Accounts receivable	(3,002)	(1,811)
Inventories	(15,868)	(344)
Other assets	1,167	(534)
Accounts payable and accrued liabilities	4,643	(515)

Net cash provided by operating activities	5,023	12,256
Investing activities:
Proceeds from sale of assets	170	78
Purchases of property, plant and equipment	(7,965)	(6,220)
Acquisitions of certain service centers, net of cash received	(5,532)	(970)

Net cash used in investing activities	(13,327)	(7,112)
Financing activities:
Borrowings (payments) on credit facility, net	6,618	(6,535)
Other debt, net	(67)	(30)
Net proceeds on option exercise	630	1,322

Net cash provided by (used in) financing activities	7,181	(5,243)

Net decrease in cash and cash equivalents	(1,123)	(99)
Cash and cash equivalents at beginning of period	3,652	3,005

Cash and cash equivalents at end of period	$2,529	$2,906

Supplemental disclosures
Interest paid during the period	$373	$597

Income taxes paid during the period	$5,022	$3,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 27, 2002

1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 39 week period ended December 27, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 28, 2003. For further information, refer to the financial statements and footnotes thereto for the year ended March 29, 2002, included in Keystone Automotive Industries, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.

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

The Company elected to early adopt the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB No. 17 “Intangible Assets.” SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. The Company early adopted SFAS No. 142 effective March 31, 2001. Consequently, all goodwill on the Company’s balance sheet from that date forward will no longer be subject to amortization. Goodwill at December 27, 2002 and March 29, 2002 is net of

accumulated amortization of $0. Other intangibles, consisting of covenants not to compete with finite lives, will continue to be amortized over the term of the respective covenant. Pursuant to SFAS No. 142, the Company performed a transitional assessment of impairment of goodwill and other intangibles by applying a fair-value-based test and determined that the Company’s goodwill was impaired. Pursuant to SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” effective March 31, 2001, the Company recorded the cumulative effect of the change in accounting principle ($28.7 million, net of tax) and accordingly, the financial information for the thirty-nine weeks ended December 28, 2001, which had been previously reported, has been restated, in thousands, as follows:

Net income reported	$2,524
Restatement:
Cumulative effect of the change in accounting principle, net of tax	(28,691)

Net loss (restated)	$(26,167)

Other Intangibles are comprised of covenants not to compete and are as follows:

	December 27, 2002	March 29, 2002
	(in thousands)
Gross carrying amount	$4,008	$4,152
Accumulated amortization	(2,970)	(2,755)

Other intangibles – net	$1,038	$1,397

Aggregate amortization expense for other intangible assets for each of the thirty-nine week periods ended December 27, 2002 and December 28, 2001 was $0.4 million. Other intangible assets will be fully amortized within the next five years.

6.    Acquisitions

The results of operations for the thirteen week and thirty-nine week periods ended December 27, 2002 reflect the operations from certain businesses acquired in July 2001 and January, February and April 2002, accounted for using the purchase method of accounting. Other than with respect to the July 2001 acquisition, no results relating to these acquisitions were included with respect to the thirteen week and thirty-nine week periods of fiscal 2002. The unaudited pro forma results for the thirteen week and thirty-nine week periods of fiscal 2002, assuming these acquisitions had been made at the beginning of fiscal 2002, would not be materially different from the results presented.

7.    Sales By Product

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001
	(in millions)		(in millions)
Automotive body parts	$55.5	$45.4	$154.8	$126.1
Bumpers	31.3	26.9	91.0	80.0
Paint and related materials	12.9	14.0	42.3	44.5
Wheels and related products	8.4	6.8	25.8	19.6
Other	.4	1.0	2.5	4.2

Net Sales	$108.5	$94.1	$316.4	$274.4

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

The following discussions sets forth the required disclosure regarding single segment information:

The Company operates as a single reportable segment as a wholesale distributor for automobile aftermarket collision parts, paint and related supplies and equipment in the United States with net sales for the thirty-nine weeks ended December 27, 2002 of $316.4 million, including operations outside the United States, which were immaterial. The Company sells its products to more than 25,000 collision repair shops located in the United States, Vancouver, Canada and Tijuana, Mexico.

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

No single customer accounted for more than 1% of the Company’s net sales for the thirty-nine weeks ended December 27, 2002 or December 28, 2001.

8.    Non-Recurring Expenses

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

9.    Earnings Per Share

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended December 27, 2002	Thirteen Weeks Ended December 28, 2001	Thirty-nine Weeks Ended December 27, 2002	Thirty-nine Weeks Ended December 28, 2001
				(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.2	56.8	56.4	57.2

Gross profit	43.8	43.2	43.6	42.8
Selling and distribution expenses	29.6	29.5	29.8	30.4
General and administrative expenses	9.0	9.0	8.9	8.6
Non-recurring expense	—	—	—	2.5
Other income	0.4	0.4	0.4	0.5
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.2)

Income before income taxes and cumulative effect of a change in accounting principle	5.5	5.0	5.2	1.6
Income tax provision	2.2	2.0	2.1	0.7

Net income before cumulative effect of a change in accounting principle	3.3	3.0	3.1	0.9

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(10.4)

Net income (loss)	3.3%	3.0	3.1%	(9.5%)

Thirteen weeks ended December 27, 2002 compared to thirteen weeks ended December 28, 2001

Net sales were $108.5 million for the quarter ended December 27, 2002 (the “2002 Quarter”) compared to $94.1 million for the quarter ended December 28, 2001 (the “2001 Quarter”), an increase of $14.4 million or 15.3%. This increase was due primarily to increases in sales of automotive body parts, bumpers and wheels. During the 2002 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $10.1 million (an increase of 22.3%); sales of new and recycled bumpers increased by $4.4 million (an increase of 16.4%); sales of remanufactured wheels and related products increased by $1.6 million (an increase of 23.5%) and sales of paint and related materials decreased by $1.1 million (a decrease of 7.9%). The increases were attributable primarily to the fact that insurance companies are increasingly specifying aftermarket parts in the repair of damaged vehicles and the growing acceptance of the Platinum Plus private label line. See “Item 5” below.

Gross profit increased in the 2002 Quarter to $47.5 million (43.8% of net sales) from $40.7 million (43.2% of net sales) in the 2001 Quarter, an increase of $6.8 million or 16.8%, primarily as a result of the increase in net sales. The Company’s increase in gross profit as a percentage of net sales in the 2002 Quarter reflects the continued fluctuation in cost of sales, primarily because of factors such as product mix and competition. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates. While the Company has not seen any recent increases in prices at the manufacturing level, increases in raw material costs to manufacturers would in all likelihood be passed on in the form of higher prices to the Company. Higher prices would impact margins if the Company was not able to pass on the increases to its customers.

Selling and distribution expenses increased to $32.1 million (29.6% of net sales) in the 2002 Quarter from $27.8 million (29.5% of net sales) in the 2001 Quarter, an increase of 15.5%, as a result of increased sales.

General and administrative expenses increased to $9.7 million (9.0% of net sales) in the 2002 Quarter compared to $8.5 million (9.0% of net sales) in the 2001 Quarter, an increase of 15.3%. The increase in general and administrative expenses was generally the result of increased sales and increases in salaries and wages (in large part as a result of acquisitions), increased professional fees and increases in costs relating to the implementation of the new enterprise software system.

The Company is experiencing premium increases and higher retentions in connection with the annual renewal of certain of its insurance policies which may negatively impact expenses in future quarters.

Thirty-nine weeks ended December 27, 2002 compared to thirty-nine weeks ended December 28, 2001

Net sales were $316.4 million for the thirty-nine weeks ended December 27, 2002 (the “2002 Nine Months”) compared to $274.4 million for the thirty-nine weeks ended December 28, 2001 (the “2001 Nine Months”), an increase of $42.0 million or 15.3%. This increase was made up of increases of $28.7 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $11.0 million in sales of new and recycled bumpers; $6.2 million in sales of remanufactured wheels and related products and a decrease of $2.2 million in sales of paint and related materials, which changes represent increases of approximately 22.8%, 13.8% and 31.6% and a decrease of 4.9%, respectively, over the comparable period in the prior fiscal year.

Gross profit increased in the 2002 Nine Months to $137.9 million (43.6% of net sales) from $117.4 million (42.8% of net sales) in the 2001 Nine Months, an increase of $20.5 million or 17.5%, primarily as a result of the increase in net sales. The increase in gross margins during the 2002 Nine Months primarily reflects a change in product mix and competition. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates. While the Company has not seen any recent increases in prices at the manufacturing level, increases in raw material costs to manufacturers would in all likelihood be passed on in the form of higher prices to the Company. Higher prices would impact margins if the Company was not able to pass on the increases to its customers.

Selling and distribution expenses increased to $94.3 million (29.8% of net sales) in the 2002 Nine Months from $83.3 million (30.4% of sales) in the 2001 Nine Months, an increase of 13.1%, primarily as a result of increased sales. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs.

General and administrative expenses increased to $28.1 million (8.9% of net sales) in the 2002 Nine Months from $23.7 million (8.6% of net sales) in the 2001 Six Months, an increase of 18.9%. The increase was primarily due to increased sales and the increase in these expenses as a percentage of net sales was primarily the result of increases in salaries and wages (in large part as a result of acquisitions), increased professional fees and increases in costs relating to the implementation of the new enterprise software system.

During the 2001 Nine Months, the Company recognized $6.8 million (2.5% of net sales) of non-recurring expenses. This recognition reflects a pre-tax charge that is related to a write-off of its investment in an enterprise-wide software package resulting from the notification from the Company’s software provider that it was ceasing further development of the software licensed by the Company. As a direct result of that recognition, the Company had a reduction of its net income from operations for the 2001 Nine Months to $3.6 million.

In addition, the Company recorded a loss as a cumulative effect of change in accounting principle (net of tax) retroactive to March 31, 2001, which relates to the Company’s early adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company test its goodwill and indefinite-lived intangibles for impairment. As a result of the test, completed in the fourth quarter of fiscal 2002, the Company restated its results of operations for the thirty-nine week period ended December 28, 2001 and recorded a non-cash impairment charge of $28.7 million, net of taxes of $4.8 million.

As a result of the above factors, the Company had net income of $9.8 million for the 2002 Nine Months (3.1% of net sales), as compared to a loss of $26.2 million (9.5% of net sales) in the 2001 Nine Months.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and increased working capital needs. At December 27, 2002, working capital was $101.5 million compared to $95.4 million at March 29, 2002. The increase in working capital is primarily the result of cash generated from operating activities and increased levels of accounts receivable and inventory. The Company financed its working capital requirements, capital expenditures and the acquisition completed during the first three quarters of fiscal 2003 primarily from borrowings under the Company’s line of credit and from cash flows from operations.

During the nine months ended December 27, 2002, the Company’s cash and cash equivalents decreased by $1.1 million. This decrease is the result of a decrease in cash used in investing activities of $13.3 million, primarily as a result of cash used to purchase equipment primarily related to the implementation of the Company’s enterprise software system and cash paid for an acquisition, partially offset by an increase in cash provided by operating activities of $5.0 million and an increase in cash provided by financing activities of $7.2 million. The increase in cash provided by operating activities resulted primarily from the elimination of $8.3 million of non-cash expenses from the reported net income of $9.8 million and the use of cash to increase inventories and accounts receivable. The most significant non-cash expenses were depreciation and amortization and an increase in the provision for a write-down of inventories. The increase in inventory for the 2002 Nine Months was primarily as a result of the purchase of certain inventory and related assets from Eagle Automotive, Inc. in April 2002, a buildup of inventory of products manufactured in Taiwan as a safeguard from a pending West Coast dock workers strike, which was subsequently settled, and a bulk purchase of bumpers for reconditioning. The increase in cash provided by financing activities resulted primarily from borrowings under the Company’s credit facility and to a lesser extent from cash proceeds from the exercise of stock options.

The Company has in place a revolving line of credit with a commercial lender that provides for a $30.0 million secured credit facility due on February 1, 2005. Advances under the revolving line of credit bear interest at LIBOR plus 1.0%. At December 27, 2002, $13.5 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 27, 2002, and at the date of the filing of this Quarterly Report. The $6.6 million increase in borrowings from March 29, 2002 is primarily the result of cash used to complete an acquisition in April 2002 and increases in inventories.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Intangible Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $2.2 million at December 27, 2002, or approximately 1.2% of total assets or 1.7% of consolidated shareholders’ equity. In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transactional goodwill impairment test within six months of adopting the Statement. See Note 3 of Notes to Consolidated Financial Statements.

As a result of the early adoption of SFAS Nos. 141 and 142 effective March 31, 2001, the Company tested its goodwill for impairment and recorded a charge of $28.7 million, net of tax, retroactive to the first quarter of fiscal 2002, accounted for as the cumulative effect of a change in accounting principle. The net loss for the nine months ended December 28, 2001 reflects this charge. With SFAS No. 142, effective March 31, 2001, the Company will not continue to amortize goodwill.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of December 27, 2002, other intangible assets amounted to $1.0 million. Amortization of other intangible assets was approximately $0.4 million for each of the thirty-nine week periods ended December 27, 2002 and December 28, 2001. Other intangible assets will continue to be evaluated under SFAS No. 142.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

PART II—OTHER INFORMATION

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

Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. In March 2002, a Philadelphia Court certified a 50-state class joining all Erie policyholders whose cars had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed. In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined as additional defendants in a class action filed in the Philadelphia County Court of Common Pleas in Philadelphia, Pennsylvania, captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al. Plaintiff alleges, among other things, that she was the holder of an Erie Insurance Company (“Erie”) automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts. Plaintiff alleges that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.

Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting the quality of their aftermarket parts, negligence and violation of Pennsylvania consumer protection law. No specific amount of damages are sought by plaintiff on behalf of the class or by Erie. As of January 29, 2003, Erie and the plaintiffs have reached a tentative settlement of the class action and the judge in the case has stayed all activity pending the settlement. The settlement, as proposed, would result in the dismissal of all claims against Keystone without cost to Keystone. There can be no assurance that the case will settle because it is subject to a final agreement among the parties and court approval of the terms.

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

Other Litigation.    In November 2002, General Motors Corporation instituted suit against Keystone and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that Keystone is distributing, replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. General Motors is seeking damages in an unspecified amount as well as certain equitable relief, including an injunction. Keystone has only recently been served with the complaint and has not yet been able to thoroughly evaluate the case and obtain advice of counsel.

Based on a preliminary evaluation, Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company estimates the products in question will constitute an immaterial percentage of total sales once it formally ascertains which products are the subject of the complaint. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

Federal and State Action.    During the past five years, legislation was introduced or considered in the majority of states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or to require special disclosure before using aftermarket parts. During 2002, 37 separate bills have been considered in 14 states and, to date, none have passed into law. As of February 1, 2003, 25 bills were pending in eight states. The Company anticipates that additional bills will be introduced in 2003.

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

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. The system was then installed in five additional locations in late October 2002. Because of the increased sales activity at most locations during what is the busiest time of the year for the Company, a decision was reached to delay further installation until April 2003. As a result, complete installation of the system company-wide is now expected by October 2004.

It is estimated that total costs from inception through the complete roll-out will be approximately $16.0 million, which includes hardware, software, infrastructure and employee related expenses. Through December 27, 2002, the Company had capitalized approximately $3.4 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $7.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

Continued Acceptance of Aftermarket Collision Replacement Parts.    Based upon industry sources, the Company estimates that approximately 85% of automobile collision repair work is paid for in part by insurance; accordingly, the Company’s business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. As described above, the use of many of the products distributed by the Company is being disputed in various forums.

Disruption of Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts, which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping, whether from labor issues or acts of terrorism, for any prolonged period would likely have a material adverse impact on the Company’s sales and earnings.

Item 6.     Exhibits and Reports on Form 8-K.

a.    Exhibits

Exhibit No.	Description

3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.1(1)(A)	Employment Agreement dated June 20, 1996, between the Registrant and Charles J. Hogarty.[10.2]*

10.2(3)(A)	Employment Agreement between North Star and Ronald G. Brown. [10.5]*

10.3(3)(A)	Employment Agreement between North Star and Kim D. Wood. [10.6]*

10.4(14)(A)	Employment Agreement between the Registrant and John M. Palumbo dated December 1, 1999.[10.4]*

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.14(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.15(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.16(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.17(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.18(3)	Credit Agreement dated March 25, 1997 between the Registrant and Mellon Bank, N.A. [10.38]*

10.19(7)	Amendment No. 1 to Credit Agreement between the Registrant and Mellon Bank, NA

10.20(7)	Amendment No. 2 to Credit Agreement between the Registrant and Mellon Bank, NA

10.21(9)	Amendment No. 3 to Credit Agreement between the Registrant and Mellon Bank, NA [10.25]*

10.22(9)	Amendment No. 4 to Credit Agreement between the Registrant and Mellon Bank, NA [10.26]*

10.23(10)	Amendment No. 5 to Credit Agreement between the Registrant and Mellon Bank, NA [a]*

10.24(13)	Amendment No. 6 to Credit Agreement between the Registrant and Mellon Bank, NA [10.27]*

10.25(13)	Amendment No. 7 to Credit Agreement between the Registrant and Mellon Bank, NA [10.28]*

10.26(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.27(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

10.28(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.29(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.30(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.31(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.32 (16)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Curey Hall, Christopher Northup, Carl Hartman and James C. Lockwood [10.30]*.

10.33 (16)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000 [10.31]*.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(10)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 14, 2000.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(13)	Filed as an exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

b.    Reports on form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ JOHN M. PALUMBO
John M. Palumbo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:    February 10, 2003

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

Date:    February 10, 2003

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

Date:    February 10, 2003