Form 10-K
period 2003-03-28
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2003-06-26
CIK 1012393

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2003

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on June 13, 2003 on the Nasdaq National Market was approximately $262.8 million. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of Common Stock outstanding as of June 13, 2003: 14,820,470.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as statements of the Company’s strategies, plans, objectives, expectations and intentions. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Statements” in Item 1 below and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

PART I

ITEM 1.    BUSINESS

General

Keystone Automotive Industries, Inc. (“Keystone” or the “Company”) is the nation’s leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy wheels. The Company’s principal product lines consist of automotive body parts, bumpers and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 51,000 shops nationwide. Founded in Southern California in 1947, the Company operates a “hub and spoke” distribution system consisting of 117 distribution centers, 21 of which serve as regional hubs, and 15 depots, located in 38 states throughout the United States, as well as in Vancouver, Canada and Tijuana, Mexico. From these service centers, Keystone has approximately 1,422 customer service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates nine wheel remanufacturing facilities and 42 plastic and steel bumper recycling facilities.

The Company has been certified as an ISO 9001 distributor. ISO 9001 implementation policies and procedures include quality and service, performance, lot traceability, customer satisfaction and complaint resolution. The Company believes that it is one of only a few companies in its industry which is ISO 9001 certified.

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

See “Cautionary Statements” below with respect to various risks facing the Company, including but not limited to the impact on the Company of (i) the decision in the State Farm Mutual Automobile Insurance Company (“State Farm”) class action lawsuit, (ii) actions by state legislatures and administrators relating to the use of aftermarket parts and (iii) the installation of an enterprise-wide management information system.

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

Quality Assurance.    In 1987, the Certified Automotive Parts Association (“CAPA”) was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. Most major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The Company distributes parts certified by CAPA when available and actively participates with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision parts to seek CAPA certification.

The Company currently meets the requirements of the Manufacturers’ Qualification and Validation Program (“MQVP”). MQVP defines expectations and part quality requirements for manufacturers, suppliers and distributors of aftermarket collision parts. The Company’s implementation of the ISO 9001 program and participation in MQVP reflects its commitment to quality parts and customer satisfaction.

Strategy

The Company’s growth strategy involves a combination of increased sales to existing customers, increased penetration of markets Keystone is currently serving, the introduction of new products and acquisitions and start-

ups. Higher sales of existing products anticipates increased demand for our premium brand Platinum Plus product line and a concerted effort by the sales force to sell our full line of products to each of our customers. The Platinum Plus product line and the Company’s participation in quality programs such as CAPA and MQVP are key to increasing our penetration of existing markets. While Keystone has the largest distribution network of any aftermarket crash parts distributor, it believes that there are important markets not now served which can be accessed either through the acquisition of an existing distributor or opening a new distribution center.

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

Automotive Body Parts.    The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $216.6 million, or 49.3% of the Company’s net sales in the fiscal year ended March 28, 2003.

Bumpers.    The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 28, 2003, sales of plastic and steel bumpers accounted for approximately $127.8 million, or 29.1% of the Company’s net sales. The Company believes that it is one of the nation’s largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

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

Paint and Related Materials.    The Company distributes paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 28, 2003, sales of paint and other materials accounted for approximately $56.0 million, or 12.8% of the Company’s net sales. Certain of these products are distributed under the name “Keystone.”

Wheels and Related Products.    In October 1995, the Company acquired a remanufacturer of collision damaged alloy wheels located in Denver, Colorado, and since that time, has opened or acquired eight additional remanufacturing operations. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hubcaps, has increased from approximately 11% in 1985 to 55% for the 2001 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. In addition, the Company sells steel wheels, caps and wheel covers. For the fiscal year ended March 28, 2003, sales of wheels and related products accounted for approximately $35.8 million, or 8.2% of the Company’s net sales.

Distribution, Marketing and Sales

The Company’s distribution system is designed to provide responsive customer service and to foster long-term customer relations.

Distribution System.    The Company has developed a national “hub and spoke” distribution system consisting of 117 distribution centers, 21 of which serve as regional hubs, and 15 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company’s fleet of approximately 1,300 delivery trucks, each regional hub makes regular shipments to the distribution centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each distribution center can order products directly from any hub or distribution center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the regional hubs and distribution centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its “hub and spoke” distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours.

Sales and Marketing Staff.    The Company has a marketing staff, which operates from its corporate headquarters, and has over 1,400 sales and customer service representatives and route salespersons who operate from its distribution centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies’ policies favoring aftermarket collision parts.

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

Customers

The Company’s current customers consist of more than 25,000 collision repair shops located in all 50 states, the District of Columbia and Vancouver, Canada and Tijuana, Mexico, none of which accounted for more than 1% of the Company’s net sales during the fiscal year ended March 28, 2003. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company’s dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 51,000 collision repair shops nationwide.

The Company’s regional hubs also sell collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company’s net sales during the fiscal year ended March 28, 2003 and no distributor accounted for more than 1% of the Company’s net sales for such fiscal year.

Suppliers

The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 2003. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2003, by dollar amount, approximately 80% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 20% were imported directly from manufacturers in Taiwan. The Company’s orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 45 and 90 days.

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

Management Information Systems

The Company is at a crucial juncture in developing and installing an enterprise-wide management information system, consolidating the 13 systems under which the Company now operates. This is an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. In January 2002 the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. The Prelude system includes, among other capabilities, modules for financial reporting (general ledger and accounts payable and receivable), order entry, purchasing and distribution management (inventory and warehouse management and replenishment). Keystone is adopting the Prelude modules with limited customization.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. Thereafter, through May 31, 2003, the system had been installed in 17 additional locations. Based upon the projected rollout, complete installation of the system company-wide is now expected by November 2004.

It is estimated that total costs from inception through the complete roll-out will be approximately $16.0 million, which includes hardware, software, infrastructure and employee related expenses. Through March 28, 2003, the Company had capitalized approximately $5.7 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $7.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

Competition

Based upon industry estimates, the Company believes that approximately 76% of collision parts are supplied by OEMs, compared with approximately 12% by distributors of aftermarket collision parts and 12% by distributors of salvage parts. See “Cautionary Statements” below for a discussion of a recent court decision which is impacting the market share of aftermarket collision parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company’s competitors generally are independently owned distributors having from one to three distribution centers. The Company expects to encounter significant competition in the future, including competition from OEMs, automobile dealerships, distributors of salvage parts, buying groups and other distributors.

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

Government Regulation and Environmental Hazards

The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the EPA, have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee “right-to-know” laws, and laws regarding clean air and water. In addition, in part as a result of the State Farm decision and the attendant publicity, certain state legislatures and regulators are considering imposing, or have imposed, restrictions on the use of aftermarket collision parts. The General Accounting Office (“GAO”) report to the United States Congress, released in January 2001, captioned “NHTSA’s Ability to Detect and Recall Defective Replacement Crash Parts is Limited” may eventually result in hearings in Congress and possible legislation which could be adverse to the interests of Keystone. See “Cautionary Statements—Federal and State Action” below for additional information about governmental activities with respect to aftermarket collision replacement parts.

See “Cautionary Statements—Compliance with Governmental Regulations; Environmental Hazards” below for information with respect to the Company’s environmental exposure.

Employees

At May 30, 2003, the Company had 3,201 full-time employees, of whom 511 were engaged in corporate management and administration, 1,422 in sales and customer service, 597 in warehousing and shipping and 671 in remanufacturing. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

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

The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997. In that case, the plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded the plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October, 2002, the Illinois Supreme Court agreed to hear the appeal. Oral arguments by the parties were made in May 2003 and a final decision is pending but the timing for that decision is uncertain.

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

Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting the quality of their aftermarket parts, negligence and violation of Pennsylvania consumer protection law. No specific amount of damages are sought by plaintiff on behalf of the class or by Erie. As of January 29, 2003, Erie and the plaintiffs have reached a settlement of the class action and the judge in the case has stayed all activity pending the settlement. The settlement would result in the dismissal of all claims against Keystone without prejudice, with no contribution by Keystone required. The settlement is before the Court for approval.

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

Although the case is at an early stage and discovery has not begun, Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company estimates the products in question will constitute an immaterial percentage of total sales once it formally ascertains which products are the subject of the complaint. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

Federal and State Action.    During the past five years, legislation was introduced or considered in the majority of states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or to require special disclosure before using aftermarket parts. During 2002, 37 separate bills have been considered in 14 states and, to date, none have passed into law. As of May 30, 2003, 40 bills were pending in 20 states. The Company anticipates that additional bills may be introduced in 2003.

To date, legislation has passed in only 11 states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacement parts. Approximately 36 states require consumer disclosure to vehicle owners. To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or restricting the use of aftermarket crash parts, it could have a material adverse impact on the Company.

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

Prelude Software System Installation.    The Company is at a crucial juncture in developing and installing an enterprise-wide management information system, consolidating the 13 systems under which the Company now operates. This is an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. See “Business—Management Information System” above for a detailed description of recent activities with respect to such a system. There can be no assurance that the timing and cost to install the system Company-wide will not significantly exceed current estimates or that the functionality will meet the Company’s requirements.

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

Dependence on Key and Foreign Suppliers.    The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2003, approximately 80% of the products distributed by the Company were manufactured in the United States or Canada and approximately 20% were imported directly from manufacturers in Taiwan. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays (see below) political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan.

Disruption of Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts, which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period, such as might result from an act of terrorism, would likely have a material adverse impact on the Company’s sales and earnings. Hostilities between China and Taiwan could also have an adverse impact on the Company’s source of supply.

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

Compliance with Government Regulations; Environmental Hazards.    The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the United States Environmental Protection Agency (the “EPA”), have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee “right-to-know” laws, and laws regarding clean air and water. Under various federal, state and local laws and regulations, an owner or lessee of real estate or the operator of a business may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, property owned or used in the business, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other than as described below with respect to its bumper plating operations, the Company does not currently generate substantial hazardous waste in the ordinary course of its business. The Company believes that it currently is in substantial compliance with all applicable laws and regulations, and is not aware of any material environmental problem at any of its current or former facilities. No assurance can be given, however, that the Company’s prior activities or the activities of a prior owner or operator of an acquired service center or other facility did not create a material environmental problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable laws and regulations) will not result in material environmental liability to the Company. Furthermore, compliance with legislative or regulatory changes may cause future increases in the Company’s operating costs or otherwise adversely affect operations. Certain of the Company’s products, such as paints and solvents, are highly flammable. Accordingly, the storage and transportation of these materials expose the Company to the inherent risk of fire.

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

Decline in the Number of Collision Repairs.    The number of collision repairs has declined in recent years, and may continue to do so, due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. Recent innovations such as impact detection devices available on certain vehicles could also result in less collisions. The continuation of such decline may have a material adverse effect on the Company.

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

ITEM 2.    PROPERTIES

The Company’s principal executive offices are located in Pomona, California, on premises owned by the Company, which contain approximately 20,000 square feet. The Company also leases about 7,500 square feet of space contiguous to the owned property. In addition, the Company owns facilities used as distribution centers in Chicago, Illinois; Quincy, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company leases its remaining facilities.

The Company’s regional hub facilities range from approximately 30,000 square feet to 238,000 square feet. Its distribution facilities range from approximately 1,500 square feet to 129,000 square feet. In addition, the Company has a nationwide distribution and storage facility located in Greenville, Michigan which has approximately 212,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2015, many with options to extend the lease term. The Company believes that no single lease is material to its operations, its facilities are adequate for the foreseeable future and alternative sites presently are available at market rates.

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

Although the case is at an early stage and discovery has not begun, Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company estimates the products in question will constitute an immaterial percentage of total sales once it formally ascertains which products are the subject of the complaint. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

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

Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting their aftermarket parts, negligence and violation of Pennsylvania law. No specific amount of damages are sought by plaintiff on behalf of the class or by Erie. As of January 29, 2003, Erie and the plaintiffs have reached a settlement of the class action and the judge in the case has stayed all activity pending the settlement. The settlement would result in the dismissal of all claims against Keystone without prejudice, with no contribution by Keystone required. The settlement is before the Court for approval.

See “Cautionary Statements—Litigation Impacting Aftermarket Collision Replacement Parts,” above, for a description of a settlement reached between the parties, subject to Court approval, which could result in the dismissal against Keystone, without prejudice, requiring no contribution.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Stock began trading publicly on The Nasdaq Stock Market under the symbol “KEYS” on June 20, 1996. The following table sets forth, for the periods indicated, the range of high and low sale prices for Keystone’s Common Stock as reported by The Nasdaq Stock Market.

	High	Low
Fiscal 2002
First Quarter	$11.99	$6.94
Second Quarter	16.00	11.10
Third Quarter	19.12	12.60
Fourth Quarter	20.19	16.20
Fiscal 2003
First Quarter	21.55	17.25
Second Quarter	18.35	13.26
Third Quarter	17.05	14.55
Fourth Quarter	17.81	15.02
Fiscal 2004
First Quarter (through June 20, 2003)	20.69	17.02

On June 20, 2003, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $18.90 per share. As of June 13, 2003, there were approximately 366 shareholders of record of the Common Stock.

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

	Fiscal year ended(1)
	March 28, 2003	March 29, 2002	March 30, 2001	March 31, 2000	March 26, 1999
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$439,139	$382,274	$351,845	$372,466	$332,047
Cost of sales	247,913	218,475	204,073	211,840	186,150

Gross profit	191,226	163,799	147,772	160,626	145,897
Selling and distribution expenses	129,822	114,276	110,170	110,976	93,169
General and administrative expenses	38,424	32,816	30,155	30,800	24,873
Non-recurring expenses	—	6,796	7,104	3,881	1,814

Operating income	22,980	9,911	343	14,969	26,041
Other income	1,782	1,895	2,037	2,613	3,617
Interest expense	(553)	(698)	(1,456)	(954)	(50)

Income before income taxes and cumulative effect of a change in accounting principle	24,209	11,108	924	16,628	29,608
Income taxes	9,462	4,450	1,401	6,810	11,843

Net income (loss) before cumulative effect of a change in accounting principle	14,747	6,658	(477)	9,809	17,765
Cumulative effect of change in accounting principle (net of tax)	—	(28,691)	—	—	—

Net income (loss)	$14,747	$(22,033)	$(477)	$9,809	$17,765

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$1.01	$0.46	$(0.03)	$0.62	$1.06
Diluted	$0.99	$0.45	$(0.03)	$0.62	$1.05
Cumulative effect of a change in accounting principle (net of tax):
Basic	—	$(1.98)	—	—	—
Diluted	—	$(1.93)	—	—	—
Net income (loss) per share:
Basic	$1.01	$(1.52)	$(.03)	$0.62	$1.06

Diluted	$.99	$(1.48)	$(.03)	$0.62	$1.05

Weighted average common shares outstanding:
Basic	14,635	14,467	14,420	15,899	16,784

Diluted	14,968	14,876	14,420	15,917	16,913

Consolidated Balance Sheet Data:
Working capital	$107,079	$95,384	$88,393	$86,152	$105,330
Total assets	191,809	159,686	183,756	183,817	194,094
Total current liabilities	47,943	31,385	35,283	31,869	26,551
Long-term debt, less current maturities	—	14	49	68	100
Shareholders’ equity	141,642	126,314	145,941	150,195	163,205

(1)	Fiscal 2000 contained 53 weeks; all other periods contained 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the “Selected Consolidated Financial Data” as set forth in Item 6 above and the financial statements and notes thereto included in Item 8 below. Except for the historical information contained herein, the matters addressed herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, such as statements of the Company’s strategies, plans, objectives, expectations and intentions, are subject to a variety of risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements. The Cautionary Statements set forth in Item 1 above should be read as being applicable to all related forward-looking statements wherever they appear herein.

General

Fiscal 2000 contained 53 weeks as compared to 52 weeks for the other fiscal years set forth in Item 6 above. Consequently, comparisons of certain results may not be meaningful.

Acquisitions

During fiscal 2003, 2002 and 2001, the Company completed three acquisitions, four acquisitions and one acquisition, respectively. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

During fiscal 2003, the Company acquired certain assets of the following businesses: Perfect Cooling Industries, Inc., a distributor of radiators and condensers for automobiles and trucks with operations in Carson, California, Norcross, Georgia, Bensalem Township, Pennsylvania and Chicago, Illinois, in April 2002; Arizona Plating, a distributor of recycled bumpers in Phoenix, Arizona, in April 2002; and Advance Plating Company, a distributor of aftermarket collision replacement parts located in Republic, Missouri, in January 2003.

During fiscal 2002, the Company acquired certain assets of the following businesses: After Crash, Inc., a distributor of aftermarket collision replacement parts in Baton Rouge, Louisiana, in July 2001; I.W.C. International, Inc., a distributor of aftermarket wheel covers and center caps for automobiles and light trucks, with operations in Tampa, Florida, Hanover, Massachusetts, Haltom City, Texas, Hayward, California and Quincy, Illinois, in January 2002; and Indiana Distributors incorporated, a distributor of aftermarket collision replacement parts in Elkhart, Indiana, in January 2002. In addition, the Company acquired all of the outstanding capital stock of P-G Products, Inc., a distributor of aftermarket collision replacement parts in Cincinnati, Ohio, in January 2002.

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

Insurance.    The Company’s main insurance programs (medical, dental, workers’ compensation and vehicle) are designed as large deductible programs. Through these programs the Company self-insures losses up to a deductible limit and purchases stop-loss insurance to protect against losses that are over the deductible. The stop-loss insurance is purchased on an individual and aggregate basis. The amount of the deductible has risen significantly in the last two years resulting in a shift of risk from the insurance carrier to the Company. The Company estimates its cost for these programs and maintains reserves for incurred, but not reported, losses. If the Company were to experience an increase in claims activity over anticipated amounts, and its reserves are not sufficient, additional reserves may be required, which would have an unanticipated impact on future earnings.

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

	Fiscal Year Ended
	March 28, 2003	March 29, 2002	March 30, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.5	57.2	58.0

Gross profit	43.5	42.8	42.0
Selling and distribution expenses	29.6	29.9	31.3
General and administrative expenses	8.7	8.6	8.6
Non-recurring expenses	—	1.7	2.0

Operating income	5.2	2.6	0.1
Other income	0.4	0.5	0.6
Interest expense	(0.1)	(0.2)	(0.4)

Income before income taxes and cumulative effect of a change in accounting principle	5.5	2.9	0.3
Income taxes	2.1	1.2	0.4

Net income (loss) before cumulative effect of a change in accounting principle	3.4	1.7	(0.1)
Cumulative effect of a change in accounting principle, net of tax	—	(7.5)	—

Net income (loss)	3.4%	(5.8)%	(0.1)%

Revenues by Product Category

The following table sets forth, for the periods indicated, net sales by product category.

	Fiscal Year Ended
	March 28, 2003	March 29, 2002	March 30, 2001
	(in millions)
Automotive body parts(1)	$216.6	$176.9	$151.8
Bumpers	127.8	112.2	107.4
Paint and related materials	56.0	59.0	59.5
Wheels and related products	35.8	29.0	24.7
Other	2.9	5.2	8.4

Total Sales	$439.1	$382.3	$351.8

(1)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Fiscal 2003 Compared to Fiscal 2002

Net sales were $439.1 million in fiscal 2003 compared to $382.3 million in fiscal 2002, an increase of $56.8 million, or 14.9%. This increase was due primarily to increases of $39.7 million in sales of automotive body parts and $15.6 million in sales of new and recycled bumpers, which represent increases of approximately 22.4%, and 13.9%, respectively, compared to fiscal 2002, offset in part by a decrease of $3.0 million in sales of paint and related materials, which represents a decrease of 5.1%. In addition, the Company sold $35.8 million of wheels and related products in fiscal 2003 compared to $29.0 million in the prior fiscal year, an increase of 23.4%.

On a same store sales basis, sales were up approximately 9.3% for the year, primarily as a result of the fact that certain insurance companies were continuing to increase the specification of aftermarket parts in the repair of insured vehicles.

Gross profit increased to $191.2 million (43.5% of net sales) in fiscal 2003 from $163.8 million (42.8% of net sales) in fiscal 2002, an increase of 16.7%, primarily as a result of the increase in net sales. The Company’s gross profit margin increased, primarily as a result of product mix and pricing. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $129.8 million (29.6% of net sales) in fiscal 2003 from $114.3 million (29.9% of net sales) in fiscal 2002, an increase of 13.6%. The decrease in these expenses in fiscal 2003 as a percentage of net sales was generally the result of increased revenue across the entire organization.

General and administrative expenses increased to $38.4 million (8.7% of net sales) in fiscal 2003 from $32.8 million (8.6% of net sales) in fiscal 2002, an increase of 17.1%. The increase is primarily as a result of additional costs from acquisitions and expenses from the management information system implementation.

During fiscal 2002, the Company recognized approximately $6.8 million of nonrecurring expenses, and had no such recognition in fiscal 2003. In fiscal 2002, these expenses were the result of a write off of previously capitalized software development costs with respect to the Company’s licensor notifying the Company that it was ceasing all development for the software being licensed.

The tax provision in fiscal 2003 was approximately 39.1% of income before income taxes and the tax provision in fiscal 2002 was approximately 40.1%. The decrease is primarily the result of a reorganization within the Company to obtain certain operating efficiencies and that created certain tax savings.

The loss recorded in fiscal 2002 as a cumulative effect of change in accounting principle (net of tax) retroactive to the first quarter of fiscal 2002, relates to the Company’s early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective March 31, 2001. SFAS No. 142 requires that the Company test its goodwill and indefinite-lived intangibles for impairment. As a result of the test, completed in the fourth quarter of fiscal 2002, the Company recorded a non-cash, net of tax, impairment charge of $33.5 million, net of taxes of $4.8 million.

As a result of the above factors, the Company experienced an increase in net income in fiscal 2003 to $14.7 million, as compared to a loss of $22.0 million in fiscal 2002.

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

Gross profit increased to $163.8 million (42.8% of net sales) in fiscal 2002 from $147.8 million (42.0% of net sales) in fiscal 2001, an increase of 10.8%, primarily as a result of the increase in net sales. The Company’s gross profit margin increased, primarily as a result of product mix and pricing. The gross profit margin in fiscal 2002 was negatively impacted by an increase in the provision for write-down of inventory primarily related to its inventory of wheels, cooling products and glass. In part, this reflected a determination to discontinue the sale of truck accessories and glass. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

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

During fiscal 2002, the Company recognized approximately $6.8 million of nonrecurring expenses as compared to $7.1 million in fiscal 2001. In fiscal 2002, these expenses were the result of a write-off of previously capitalized software development costs with respect to the Company’s licensor notifying the Company that it was ceasing all development for the software being licensed. In fiscal 2001, the nonrecurring expenses were primarily the result of a write-down of certain computer related expenses ($4.7 million) and the Company’s investment in an Internet business-to-business service provider ($1.0 million) and the recording of a reserve for idle leased facilities relating to the closing or consolidation of three locations ($1.5 million). In addition, the Company recorded a reserve of $150,000 relating to the estimated environmental clean-up costs in connection with the closing of a plating facility in fiscal 2001.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At March 28, 2003, working capital was $107.1 million compared to $95.4 million at March 29, 2002. The increase in working capital is primarily the result of cash generated from operations. The Company financed its working capital requirements and the acquisitions completed during fiscal 2003 from cash flow from operations and borrowings under the Company’s line of credit.

During the year ended March 28, 2003, the Company’s cash and cash equivalents were essentially unchanged, having increased by $6,000. This small increase is the result of (i) cash provided by operating activities of $5.3 million and cash provided by financing activities of $10.5 million, offset by (ii) cash used in investing activities of $15.9 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package and cash paid for acquisitions. The cash provided by operating activities resulted from net income of $14.7 million increased by $9.6 million of non-cash expenses and partially offset by a $19.0 million decrease in cash from changes in working capital components. The working capital component change primarily reflects an increase in inventories and accounts receivable of $18.2 million and $5.9 million, respectively, offset by an increase in accounts payable of $4.1 million. The most significant non-cash expenses were depreciation and amortization of $5.5 million and a $3.2 million provision for a write-down of inventories and accounts receivable. The cash provided by financing activities was as a result of increased borrowings under the Company’s bank credit facility of $9.7 million and cash provided from the exercise of stock options of $0.8 million.

The Company has in place a revolving line of credit with a commercial lender that provides for a $35.0 million secured credit facility which balance is due on June 1, 2005. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At March 28, 2003, $16.6 million had been drawn down under the line of credit and, of this amount, $8.0 million was at 2.3% interest, $5.0 million was at 2.4% interest and the balance was at 4.25% interest. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at March 28, 2003, and at the date of the filing of this Annual Report. At June 20, 2003, the Company had drawn down $22.9 million under the line of credit. The increase in borrowings from March 28, 2003 is primarily the result of $3.8 million used to complete two acquisitions and the funding of short-term working capital requirements. In March 2002, the Company caused its commercial lender to issue a $2.0 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. In December 2002, this letter of credit was renewed and an additional letter of credit was established for $2.3 million in April 2003. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At June 20, 2003, $7.8 million was available to the Company under the line of credit.

In September 1998, the Company initiated a stock repurchase program. Repurchased shares are retired and treated as authorized but unissued shares. Through March 28, 2003, the Company had repurchased approximately 3.5 million shares of its common stock at an average cost of $13.01 per share. No shares were repurchased during the years ended March 28, 2003 and March 29, 2002. During the year ended March 30, 2001, the Company repurchased 533,200 shares at a cost of approximately $3.2 million.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see “Business —Management Information Systems”) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Business—Cautionary Statements” above. Especially important are the risks discussed under “Litigation Impacting Aftermarket Collision Replacement Parts” and “Federal and State Action,” above. Since the Company’s product sales are so dependent upon the acceptance of aftermarket parts by insurance companies, adverse verdicts or restrictive legislation could reduce sales and negatively impact cash flow from operations. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

The Company has no long-term debt or long-term capital commitments. The balance outstanding under the Company’s revolving secured credit facility is due June 1, 2005. The following table summarizes future minimum operating lease commitments as of March 28, 2003.

Year Ending March	Amount
(in thousands)
2004	$15,473
2005	12,558
2006	10,598
2007	7,471
2008	4,197
Thereafter	7,991

Total minimum rental payments	$58,288

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $3.0 million at March 28, 2003, or approximately 1.6% of total assets or 2.1% of consolidated shareholders’ equity. Goodwill amounted to $1.8 million at March 29, 2002, or approximately 1.1% of total assets or 1.4% of consolidated shareholders’ equity. At March 30, 2001, goodwill, net of amortization, was $33.5 million. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company continues to review the impairment of goodwill under SFAS No. 142. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. See Note 3 of Notes to Consolidated Financial Statements.

As a result of the early adoption of SFAS Nos. 141 and 142 effective March 31, 2001, the Company tested its goodwill for impairment and recorded a charge of $28.7 million, net of tax, retroactive to the first quarter of fiscal 2002, accounted for as the cumulative effect of a change in accounting principle. The decrease in goodwill at the end of fiscal 2002, compared to fiscal 2001, reflects this charge. With SFAS No. 142, effective March 31, 2001, the Company ceased amortizing goodwill. Goodwill amortization was $1.8 million for fiscal 2001.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. Effective January 1, 2002, the Company adopted SFAS No. 144 and has reviewed recoverability of its long-lived assets in accordance with the statement.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of March 28, 2003, other intangible assets amounted to $1.0 million. For the year ended March 28, 2003, amortization of other intangible assets was approximately $0.5 million, as compared to $0.5 million for the year ended March 29, 2002. Other intangible assets will continue to be evaluated under SFAS No. 142.

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The implementation of this Standard did not have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company does not believe that the adoption of this Interpretation will have a material impact on its consolidated financial position or statement of operations.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. Effective January 1, 2002, the Company adopted SFAS No. 144 and have reviewed recoverability of our long-lived assets in accordance with the statement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Keystone Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 28, 2003 and March 29, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 28, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 28, 2003 and March 29, 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1, Keystone Automotive Industries, Inc. changed its method of accounting for goodwill and other intangible assets effective March 31, 2001.

/S/    ERNST & YOUNG LLP

Los Angeles, California

June 4, 2003

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 28, 2003	March 29, 2002
ASSETS

Current assets:
Cash and cash equivalents	$3,658	$3,652
Accounts receivable, less allowance for doubtful accounts of $1,291 in 2003 and $1,046 in 2002	39,753	33,524
Inventories, primarily finished goods	101,594	81,503
Prepaid expenses and other current assets	4,732	3,995
Deferred taxes	5,285	4,095

Total current assets	155,022	126,769
Property, plant and equipment, at cost:
Land	555	555
Buildings and leasehold improvements	11,691	11,233
Machinery and equipment	31,312	24,262
Furniture and fixtures	13,158	13,043

	56,716	49,093
Accumulated depreciation and amortization	(33,058)	(29,749)

	23,658	19,344
Goodwill	3,040	1,805
Other intangibles, net of accumulated amortization of $3,099 in 2003 and $2,755 in 2002	1,046	1,397
Other assets	1,766	1,406
Deferred taxes	7,277	8,965

Total assets	$191,809	$159,686

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Credit facility	$16,606	$6,832
Accounts payable	18,330	14,589
Accrued salaries, wages and related benefits	8,305	6,335
Other accrued liabilities	4,687	3,554
Long-term debt, due within one year	15	75

Total current liabilities	47,943	31,385
Long-term debt, less current maturities	—	14
Other long-term liabilities	2,224	1,973
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—14,692,000 in 2003 and 14,583,000 in 2002, at stated value	81,221	80,383
Warrants	236	236
Additional paid-in capital	2,269	1,864
Retained earnings	59,119	44,372
Accumulated other comprehensive loss	(1,203)	(541)

Total shareholders’ equity	141,642	126,314

Total liabilities and shareholders’ equity	$191,809	$159,686

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

	Year ended
	March 28, 2003	March 29, 2002	March 30, 2001
Net sales	$439,139	$382,274	$351,845
Cost of sales	247,913	218,475	204,073

Gross profit	191,226	163,799	147,772
Operating expenses:
Selling and distribution	129,822	114,276	110,170
General and administrative	38,424	32,816	30,155
Non-recurring	—	6,796	7,104

	168,246	153,888	147,429

Operating income	22,980	9,911	343
Other income	1,782	1,895	2,037
Interest expense	(553)	(698)	(1,456)

Income before income taxes and cumulative effect of a change in accounting principle	24,209	11,108	924
Income taxes	9,462	4,450	1,401

Net income (loss) before cumulative effect of a change in accounting principle	14,747	6,658	(477)
Cumulative effect of a change in accounting principle (net of tax of $4,835)	—	(28,691)	—

Net income (loss)	$14,747	$(22,033)	$(477)

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$1.01	$0.46	$(0.03)
Diluted	$.99	$0.45	$(0.03)
Cumulative effect of a change in accounting principle (net of tax):
Basic	$—	$(1.98)	$—
Diluted	$—	$(1.93)	$—
Net income (loss) per share:
Basic	$1.01	$(1.52)	$(0.03)

Diluted	$.99	$(1.48)	$(0.03)

Weighted average common shares outstanding:
Basic	14,635,000	14,467,000	14,420,000

Diluted	14,968,000	14,876,000	14,420,000

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share and share amounts)

	Common Stock		Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 31, 2000	14,892,000	$81,817	$236	$1,260	$66,882	$—	$150,195
Net loss	—	—	—	—	(477)	—	(477)
Defined benefit plan funding adjustments net of taxes of $341	—	—	—	—	—	(541)	(541)

Comprehensive loss							(1,018)
Repurchase of common stock	(533,000)	(3,236)	—	—	—	—	(3,236)

Balance at March 30, 2001	14,359,000	78,581	236	1,260	66,405	(541)	145,941
Net loss	—	—	—	—	(22,033)	—	(22,033)
Stock options exercised	224,000	1,802	—	—	—	—	1,802
Tax benefit of stock options exercised	—	—	—	604	—	—	604

Balance at March 29, 2002	14,583,000	80,383	236	1,864	44,372	(541)	126,314
Net income	—	—	—	—	14,747	—	14,747
Defined benefit plan funding adjustments net of taxes of $425	—	—	—	—	—	(662)	(662)

Comprehensive income							14,085
Stock options exercised	109,000	838	—	—	—	—	838
Tax benefit of stock options exercised	—	—	—	405	—	—	405

Balance at March 28, 2003	14,692,000	$81,221	$236	$2,269	$59,119	$(1,203)	$141,642

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	March 28, 2003	March 29, 2002	March 30, 2001
Operating activities
Net income (loss)	$14,747	$(22,033)	$(477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (net of tax)	—	28,691	—
Depreciation and amortization	4,982	5,189	5,249
Amortization of goodwill and other intangibles	483	484	2,296
Deferred taxes	498	(4,259)	(2,020)
Loss on impairment/closures	464	6,796	7,104
Provision for losses on uncollectible accounts	855	1,552	735
Provision for write-down of inventories	2,331	4,063	849
(Gain) loss on sales of assets	(21)	(21)	142
Changes in operating assets and liabilities:
Accounts receivable	(5,930)	(3,837)	(2,791)
Inventories	(18,247)	(383)	(2,797)
Prepaid expenses and other current assets	(289)	3,031	981
Accounts payable	4,117	2,245	(623)
Accrued salaries, wages and related benefits	1,970	1,220	17
Other accrued liabilities	258	(134)	515
Other, net	(896)	367	1,011

Net cash provided by operating activities	5,322	22,971	10,191

Investing activities
Proceeds from sales of assets	237	148	157
Acquisitions of certain service centers, net of cash received	(6,927)	(6,760)	(380)
Purchases of property, plant and equipment	(9,164)	(9,466)	(8,895)

Net cash used in investing activities	(15,854)	(16,078)	(9,118)

Financing activities
Borrowings (payments) under bank credit facility, net	9,774	(8,048)	2,380
Principal payments on long-term debt	(74)	—	(96)
Purchase of common stock	—	—	(3,236)
Proceeds from stock option exercises	838	1,802	—

Net cash provided by (used in) financing activities	10,538	(6,246)	(952)

Net increase in cash and cash equivalents	6	647	121
Cash and cash equivalents at beginning of year	3,652	3,005	2,884

Cash and cash equivalents at end of year	$3,658	$3,652	$3,005

Supplemental disclosures:
Interest paid during the year	$525	$765	$1,436
Income taxes paid during the year	7,810	5,042	2,060

The following items are not included in the Consolidated Statement of Cash Flows:
Minimum pension liability adjustment	$662	$—	$541

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Keystone Automotive Industries, Inc. (“Keystone”) and its wholly owned subsidiaries. Significant subsidiaries included in the consolidated financial statements include Keystone Automotive Industries MN, Inc. (formerly North Star Plating Co.), Keystone Automotive Industries FL, Inc. (formerly Inteuro Parts Distributors, Inc.) and Keystone Automotive Industries Resources, Inc. (formerly Republic Automotive Parts, Inc.) (collectively with Keystone, the “Company”). All significant intercompany transactions have been eliminated in consolidation.

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

Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March. The fiscal years ended March 28, 2003, March 29, 2002 and March 30, 2001 each included 52 weeks, respectively.

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

During 2003 and 2002, the Company imported 20% and 18% of its products from the Far East, respectively.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of December 31, 2002.

During fiscal 2001, the Company recognized approximately $7.1 million of nonrecurring expenses. These expenses were primarily the result of a write-down of certain computer related expenses ($4.7 million) and the Company’s investment in an Internet business-to-business service provider ($1.0 million) and the recording of a reserve for idle leased facilities relating to the closing or consolidation of three locations ($1.5 million). In addition, the Company recorded a reserve of $150,000 relating to the estimated environmental clean-up costs in connection with the closing of a plating facility in fiscal 2001.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue upon concluding that all of the fundamental criteria for product revenue recognition have been met. Such criteria are usually met at the time title passes to the customer, typically at the time of delivery or shipment. The costs related to shipping and handling fees are included in selling and distribution expenses. The Company provides its customers the right to return products that are damaged or defective. The effect of these programs is estimated and current period sales and costs of sales are reduced accordingly.

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

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses issues regarding the recognition, measurement and reporting of costs associated

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The implementation of this Standard did not have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company does not believe that the adoption of this Interpretation will have a material impact on its consolidated financial position or statement of operations.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51. Under FIN 46, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

2.    ACQUISITIONS

During fiscal 2003, the Company acquired certain assets of the following businesses: Perfect Cooling Industries, Inc., a distributor of aftermarket radiators and condensers with operations in Carson, California, Chicago, Illinois, Norcross, Georgia and Bensalem Township, Pennsylvania in April 2002; Arizona Plating, a bumper recycling facility in Phoenix, Arizona in April 2002; and Advance Plating, a distributor of aftermarket collision replacement parts in Republic, Missouri in January 2003. The Company acquired these three companies for approximately $6.7 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $0.9 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2003 and 2002, assuming that these acquisitions had been made at the beginning of fiscal 2002, would not have been materially different from the results presented.

During fiscal 2002, the Company acquired certain assets of the following businesses: After Crash, Inc., a distributor of aftermarket collision replacement parts in Baton Rouge, Louisiana in July 2001; I.W.C. International, Inc., a distributor of aftermarket wheel covers and center caps for automobiles and light trucks, with operations in Tampa, Florida, Hanover, Massachusetts, Haltom City, Texas, Hayward, California and Quincy, Illinois in January 2002; and Indiana Distributors incorporated, a distributor of aftermarket collision replacement parts in Elkhart, Indiana in January 2002. In addition, the Company acquired all of the outstanding capital stock of P-G Products, Inc., a distributor of aftermarket collision replacement parts in Cincinnati, Ohio in January 2002. The Company acquired these four companies for approximately $6.8 million cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting, and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.8 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2002 and 2001, assuming that these acquisitions had been made at the beginning of fiscal 2001, would not be materially different from the results presented.

3.    GOODWILL AND OTHER INTANGIBLES

Amortization expense for other intangibles for the years ended March 28, 2003, March 29, 2002 and March 30, 2001 was $483,000, $484,000 and $496,000.

The carrying amount of goodwill as of March 28, 2003 and March 29, 2002, was $3.0 million and $1.8 million, respectively. Amortization expense for goodwill amounted to $1.8 million for the year ended March 30, 2001.

The pro forma effect on fiscal 2001 earnings of excluding goodwill amortization expense, net of tax, is as follows (in thousands, except per share amounts):

March 30, 2001
Reported net (loss)	$(477)
Add back goodwill amortization, net of tax	884

Pro forma net income	$407

Basic and diluted (loss) earnings per share:
Reported net (loss) earnings per share	$(.03)
Add back goodwill amortization	.06

Pro forma earnings per share, basic and diluted	$.03

4.    FINANCING ARRANGEMENTS

The Company maintains a revolving line of credit with a commercial lender that provides a $35,000,000 secured credit facility and the balance is due on June 1, 2005. Initial advances under the revolving line of credit are made with interest at the lender’s prime rate (4.25% at March 28, 2003). The Company has converted a portion of the advances to LIBOR plus 1.00% (2.3% at March 28, 2003). At March 28, 2003, $16.6 million was outstanding under the line of credit. In December 2002, the Company caused the commercial lender to issue a letter of credit in the amount of $2.0 million to secure certain obligations to its primary insurer, which reduces the amount available under the credit facility. The availability under the line of credit at March 28, 2003 was $16.4 million. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was in compliance with all covenants as of March 28, 2003.

5.    SHAREHOLDERS’ EQUITY

The Company maintains a stock repurchase plan as authorized by the Board of Directors, which at March 28, 2003, authorized the purchase of up to $4.1 million of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased approximately 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. During the year ended March 30, 2001, the Company had repurchased approximately 533,000 shares of its common stock at an average cost of $6.07 per share. No shares were repurchased during fiscal 2003 or fiscal 2002.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended
	March 28, 2003	March 29, 2002	March 30, 2001
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$14,747	$(22,033)	$(477)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	14,635	14,467	14,420

Effect of dilutive securities:
Employee stock options and warrants	333	409	—

Denominator for dilutive earnings (loss) per share—adjusted weighted average shares and assumed conversions	14,968	14,876	14,420

Basic earnings (loss) per share	$1.01	$(1.52)	$(0.03)

Diluted earnings (loss) per share	$.99	$(1.48)	$(0.03)

Warrants to purchase 100,000 shares with an exercise price greater than the average market price of common stock were outstanding at March 30, 2001. These warrants, along with the employees stock options, were excluded from the fiscal 2001 computation of diluted earnings per share because their effect would be antidilutive.

7.    RELATED PARTY TRANSACTIONS

The Company has entered into various property lease agreements with related parties, including certain of the Company’s directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm’s length transactions at the time such leases were entered into. Rent expense for related

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party lease agreements, included in the total rent expense, amounted to $956,000, $956,000 and $918,000 for the fiscal years 2003, 2002 and 2001 respectively, exclusive of the Company’s obligation for property taxes and insurance.

8.    SALES BY PRODUCT

	Fiscal Year Ended
	March 28, 2003	March 29, 2002	March 30, 2001
	(in millions)
Automotive body parts	$216.6	$176.9	$151.8
Bumpers	127.8	112.2	107.4
Paint and related materials	56.0	59.0	59.5
Wheels and related products	35.8	29.0	24.7
Other	2.9	5.2	8.4

Total Sales	$439.1	$382.3	$351.8

9.    INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 28, 2003	March 29, 2002
	(in thousands)
Deferred tax assets:
Inventories	$3,256	$2,246
Intangibles	6,276	6,701
Excess of tax basis over book basis of property and equipment	40	1,513
Accrued expenses	3,271	2,685
Other, net	525	514

Total deferred tax assets	13,368	13,659
Valuation allowance	(384)	(376)

	12,984	13,283

Deferred tax liabilities:
Prepaid expenses	(422)	(223)

Total deferred tax liabilities	(422)	(223)

Net deferred tax assets	$12,562	$13,060

The Company recorded a valuation allowance related to a deferred tax asset recorded as a result of the write-off of its investment in an internet company.

Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

	Year ended
	March 28, 2003	March 29, 2002	March 30, 2001
	(in thousands)
Current:
Federal	$8,916	$3,429	$3,011
State	1,044	439	410
Foreign	—	6	—

	9,960	3,874	3,421
Deferred:
Federal	(446)	(3,776)	(1,777)
State	(52)	(483)	(243)

	(498)	(4,259)	(2,020)

	$9,462	$(385)	$1,401

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

	Year ended
	March 28, 2003	March 29, 2002	March 30, 2001
	(in thousands)
Income taxes at statutory tax rate	$8,490	$(7,466)	$457
State income taxes, net of federal tax effect	1,033	(636)	56
Non-deductible intangibles	—	7,542	—
Non-deductible expenses	234	178	509
Rate change and other	(303)	—	—
Valuation allowance	8	(3)	379

	$9,462	$(385)	$1,401

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

In June 1998, the Company acquired Republic, including its pension. Republic’s defined benefit plan covers substantially all employees. Benefits under this plan generally are based upon the employee’s years of service and compensation preceding retirement. The Company’s general funding policy is to contribute amounts deductible for federal income taxes. Effective June 30, 1999, the accrual of future benefits under the Republic defined benefit plan was suspended. The defined benefit plans of the Company and Republic were merged on December 31, 1999.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension cost for all the Company’s benefit plans was as follows:

	Pension Benefits			Other Benefits
	March 28, 2003	March 29, 2002	March 30, 2001	March 28, 2003	March 29, 2002	March 30, 2001
	(in thousands)
Service cost	$—	$—	$—	$—	$—	$5
Interest cost	303	332	365	—	—	30
Recognized gains or (losses)	19	139	3	—	—	—
Prior service cost recognized	—	—	—	—	—	—
Expected return on assets	(289)	(261)	(279)	—	—	—

	$33	$210	$89	$—	$—	$35

The following is a summary of the status of the funding of the plans:

	Pension Benefits		Other Benefits
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,131	$5,369	$288	$288
Service cost	—	—	—	—
Interest cost	303	332	—	—
Plan participants’ contributions	—	—	—	—
Actuarial (gains) losses	60	(305)	(288)	—
Settlement gain	—	—	—	—
Benefits paid	(327)	(658)	—	—
Plan amendments	—	—	—	—
Change in assumptions	—	393	—	—

Benefit obligation at end of year	$5,167	$5,131	$—	$288

Change in plan assets:
Fair value of plan assets at beginning of year	$3,426	$3,174	$—	$—
Actual return on plan assets	(735)	189	—	—
Company contributions	594	721	—	—
Benefits paid	(327)	(658)	—	—

Fair value of plan assets at end of year	$2,958	$3,426	$—	$—

Funded status:
Funded status of the plan (underfunded)	$(2,209)	$(1,685)	$(288)	$(288)
Unrecognized net actuarial (gain) losses	1,969	882	—	—

Net amount recognized	$(240)	$(803)	$(288)	$(288)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(2,209)	$(1,685)	$(288)	$(288)
Accumulated other comprehensive loss	1,969	882	—	—

Net amount recognized	$(240)	$(803)	$(288)	$(288)

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” at March 28, 2003 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The balance of the liability of $1,969,000 was reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $766,000.

In determining the actuarial present value of projected benefit obligations at March 28, 2003 and March 29, 2002, a discount rate of 6.00% and 6.75%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended March 28, 2003 and March 29, 2002.

The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 15% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $1,374,000, $1,265,000 and $1,318,000 as of March 28, 2003, March 29, 2002 and March 30, 2001, respectively.

11.    STOCK COMPENSATION PLANS

In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the 1996 Plan). There were 2,700,000 shares of Common Stock reserved for issuance under the 1996 Plan, as amended. The 1996 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the Code) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1996 Plan. All options granted have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

Stock Option Plan	Shares (1)	Weighted Average Exercise Price
Outstanding at March 31, 2000	855,500	$15.75
Granted	734,000	5.58
Exercised	—	—
Expired/Cancelled	(93,675)	13.53

Outstanding at March 30, 2001	1,495,825	10.24
Granted	199,175	10.49
Exercised	(223,775)	6.92
Expired/Cancelled	(4,500)	10.31

Outstanding at March 29, 2002	1,466,725	$10.53
Granted	312,383	18.18
Exercised	(108,700)	7.55
Expired/Cancelled	(51,265)	14.62

Outstanding at March 28, 2003	1,619,143	$12.02

(1)	Includes 60,000 shares outstanding at March 28, 2003 granted to non-employee directors outside of the 1996 Plan during prior fiscal years.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tabulation summarizes certain information concerning outstanding and exercisable options at March 28, 2003, March 29, 2002 and March 30, 2001

	Price Range
	$5.53-$9.00	$10.00-$20.00	$20.375
Outstanding options as of March 30, 2001:
Number outstanding	824,700	632,625	38,500
Weighted average exercise price	$6.06	$15.06	$20.375
Weighted average remaining contractual life in years	8.2	6.6	6.8

Exercisable options:
Number exercisable	116,700	351,625	28,875
Weighted average exercise price	$9.00	$15.32	$20.375

Outstanding options as of March 29, 2002:
Number outstanding	655,150	771,375	40,200
Weighted average exercise price	$5.86	$13.99	$20.38
Weighted average remaining contractual life in years	8.1	6.8	5.8

Exercisable options:
Number exercisable	203,125	446,875	40,200
Weighted average exercise price	$6.50	$15.30	$20.40

Outstanding options as of March 28, 2003:
Number outstanding	567,100	1,011,843	40,200
Weighted average exercise price	$5.87	$15.14	$20.375
Weighted average remaining contractual life in years	7.1	6.7	4.8

Exercisable options:
Number exercisable	305,775	539,813	40,200
Weighted average exercise price	$6.10	$14.70	$20.40

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS  No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below:

	March 28, 2003	March 29, 2002	March 30, 2001
	(In thousands, except per share amounts)
Pro forma:
Net income (loss)—as reported	$14,747	$(22,033)	$(477)
Less: Fair value stock-based compensation	(780)	(687)	(1,233)

Net income (loss)—pro forma	$13,967	$(22,720)	$(1,710)

Net income (loss) per share—as reported:
Basic	$1.01	$(1.52)	$(0.03)

Diluted	$.99	$(1.48)	$(0.03)

Net income (loss) per share—pro forma:
Basic	$.95	$(1.57)	$(.12)

Diluted	$.93	$(1.53)	$(.12)

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of applying SFAS No. 123 as amended by SFAS No. 148, for purposes of determining pro forma net income (loss) and net income (loss) per share are not likely to be representative of the effects on reported net income (loss) for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 28, 2003	March 29, 2002	March 30, 2001
Risk free interest rate	5.59%	5.87%	4.57%–6.03%
Expected life in years	4	4	4
Expected volatility	41.5%	41.9%	54.1%
Expected dividend yield	0.00%	0.00%	0.00%

12.    COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

Future minimum lease payments, under non-cancelable operating leases with initial terms of one year or more, are approximately as follows at March 28, 2003:

	Related Party Leases	Other	Total Operating Leases
	(in thousands)
2004	$1,133	$14,340	$15,473
2005	1,017	11,541	12,558
2006	551	10,047	10,598
2007	168	7,303	7,471
2008	148	4,049	4,197
Thereafter	36	7,955	7,991

Total minimum rental payments	$3,053	$55,235	$58,288

Total rent expense amounted to $15,469,385, $13,588,000 and $13,679,000 for fiscal 2003, 2002 and 2001, respectively, exclusive of the Company’s obligation for property taxes and insurance.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 28, 2003 and March 29, 2002.

	Quarter Ended
	June 28		September 27	December 27	March 28
	(In thousands, except per share amounts)
2003:
Net sales	$106,724		$101,137	$108,548	$122,730
Gross profit	46,474		43,878	47,516	53,358
Net income	3,545		2,663	3,595	4,944
Per Common Share:
Net income per share:
Basic	$0.24		$0.18	$0.25	$0.34
Diluted	$0.23		$0.18	$0.24	$0.33

	Quarter Ended
	June 29		September 28	December 28	March 29
	(In thousands, except per share amounts)
2002:
Net sales	$91,527		$88,734	$94,149	$107,864
Gross profit	38,874		37,807	40,686	46,432
Non-recurring expenses	—		6,796 (1)	—	—
Net income (loss) before cumulative effect of a change in accounting principle	2,117		(2,381)	2,788	4,134
Cumulative effect of a change in accounting principle, net of tax	(28,691	)(2)	—	—	—
Net (loss) income	(26,574)		(2,381)	2,788	4,134
Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$0.15		$(0.16)	$0.19	$0.29
Diluted	$0.15		$(0.16)	$0.19	$0.28
Cumulative effect of a change in accounting principle (net of tax):
Basic	$(2.00)		—	—	—
Diluted	$(1.97)		—	—	—
Net (loss) income per share:
Basic	$(1.85)		$(0.16)	$0.19	$0.29
Diluted	$(1.82)		$(0.16)	$0.19	$0.28

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

(1)	Write-off of certain previously capitalized software development costs.
(2)	During the fourth quarter of 2002, the Company changed its method of accounting for goodwill and other tangible assets in accordance with SFAS No. 142. Pursuant to SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, effective March 31, 2001, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first quarter of 2002, which had been previously reported, has been restated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held August 19, 2003, which will be filed with the Securities and Exchange Commission within 120 days of March 28, 2003. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held August 19, 2003, which will be filed with the Securities and Exchange Commission within 120 days of March 28, 2003 to be held August 19, 2003. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Other than as set forth below, the information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held August 19, 2003, which will be filed with the Securities and Exchange Commission within 120 days of March 28, 2003. Such information is incorporated herein by reference.

Equity Compensation Plan Information

	March 28, 2003
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,559,143	$11.93	566,207
Equity compensation plans not approved by security holders	160,000	9.52	—

Total	1,719,143		566,207

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

The balance of the securities which may be issued pursuant to equity compensation plans not approved by security holders represent non-qualified stock options granted to four non-employee directors in 2001, 2000, 1999 and 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held August 19, 2003, which will be filed with the Securities and Exchange Commission within 120 days of March 28, 2003. Such information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, an evaluation was made of disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

See the Index to Item 8 above.

(a)(2)    Financial Statement Schedule:

See (d) below.

(a)(3)    Exhibits:

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.2.1(17)	First Amendment to Rights Agreement dated as of January 8, 2003.

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.14(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 26, 1997

10.15(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 31, 1998

10.16(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 24, 1999

10.17(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2000

10.18(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2001

10.19(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 31, 1998

10.20(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 24, 1999

Exhibit No.	Description

10.21(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 23, 2001

10.22(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 26, 1997

10.23(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 31, 1998

10.24(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 24, 1999

10.25(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 23, 2001

10.26(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 24, 1999

10.27(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2000

10.28(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2001

10.29(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.30(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.31(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.32(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.33(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.34(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

10.35(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.36(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.37(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.38.1	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association

10.39(19)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Curey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(19)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, independent auditors of Registrant.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit number of the document in the original filing.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.
(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.
(18)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2003.
(19)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

(b)  Reports on Form 8-K:

On February 14, 2003, the Company filed a Current Report on Form 8-K with respect to Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

(c)  Exhibits:

See (a)(3) above.

(d)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Registrant’s financial statements or the related notes thereto.

KEYSTONE AUTOMOTIVE INDUSTRIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Year ended March 28, 2003
Allowance for uncollectible accounts	$1,046	$855	$—	$610	$1,291
Year ended March 29, 2002
Allowance for uncollectible accounts	$1,029	$1,552	$—	$1,535	$1,046
Year ended March 30, 2001
Allowance for uncollectible accounts	$1,145	$735	$—	$851	$1,029

(1)	Uncollectible accounts written-off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ CHARLES J. HOGARTY
Charles J. Hogarty President

Dated: June 23, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES J. HOGARTY Charles J. Hogarty	President, Chief Executive Officer and Director	June 23, 2003

/s/ JOHN M. PALUMBO John M. Palumbo	Vice President and Treasurer (Principal Financial and Accounting Officer)	June 23, 2003

/s/ RONALD G. FOSTER Ronald G. Foster	Director	June 23, 2003

/s/ RONALD G. BROWN Ronald G. Brown	Director	June 23, 2003

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	June 23, 2003

/s/ AL A. RONCO Al A. Ronco	Director	June 23, 2003

/s/ GEORGE E. SEEBART George E. Seebart	Director	June 23, 2003

/s/ KEITH M. THOMPSON Keith M. Thompson	Director	June 23, 2003

I, Charles J. Hogarty, certify that:

1.    I have reviewed this annual report on Form 10-K of Keystone Automotive Industries, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ CHARLES J. HOGARTY
Charles J. Hogarty President and Chief Executive Officer	Date: June 25, 2003

I, John M. Palumbo, certify that:

1.    I have reviewed this annual report on Form 10-K of Keystone Automotive Industries, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOHN M. PALUMBO
John M. Palumbo Chief Financial Officer	Date: June 25, 2003