Form 10-Q
period 2003-06-27
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2003-08-11
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 27, 2003

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at June 27, 2003 was 14,844,195 shares.

This Form 10-Q contains 18 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 27, 2003	March 28, 2003
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$4,228	$3,658
Accounts receivable, net of allowance of $1,492 at June 2003 and $1,291 at March 2003	38,059	39,753
Inventories, primarily finished goods	105,056	101,594
Other current assets	8,402	10,017

Total current assets	155,745	155,022

Plant, property and equipment, net	25,095	23,658
Goodwill	5,024	3,040
Other intangibles, net of accumulated amortization of $3,219 at June 2003 and $3,099 at March 2003	1,541	1,046
Other assets	9,051	9,043

Total assets	$196,456	$191,809

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Credit facility	$17,585	$16,606
Accounts payable	17,837	18,330
Accrued liabilities	11,493	12,992
Current portion of long-term debt	8	15

Total current liabilities	46,923	47,943

Other long-term liabilities	2,083	2,224

Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 14,844,000 at June 2003 and 14,692,000 at March 2003	82,848	81,221
Warrant	236	236
Additional paid-in capital	2,270	2,269
Retained earnings	63,299	59,119
Accumulated other comprehensive loss	(1,203)	(1,203)

Total shareholders’ equity	147,450	141,642

Total liabilities and shareholders’ equity	$196,456	$191,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended June 27, 2003	Thirteen Weeks Ended June 28, 2002
Net sales	$118,100	$106,724
Cost of sales	66,569	60,250

Gross profit	51,531	46,474
Operating expenses:
Selling and distribution	34,672	31,815
General and administrative	10,349	9,042

Operating income	6,510	5,617
Other income	544	423
Interest expense	(174)	(131)

Income before income taxes	6,880	5,909
Income taxes	2,700	2,364

Net income	$4,180	$3,545

Per Common Share:
Net income per share:
Basic	$0.28	$0.24

Diluted	$0.28	$0.23

Weighted average common shares outstanding:
Basic	14,760,000	14,597,000

Diluted	15,118,000	15,155,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended June 27, 2003	Thirteen Weeks Ended June 28, 2002
Operating activities:
Net income	$4,180	$3,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,540	1,367
Provision for losses on uncollectible accounts	268	423
Provision for write-down of inventories	597	1,184
Loss (gain) on sale of assets, net	(30)	14
Changes in operating assets and liabilities:
Accounts receivable	1,596	(75)
Inventories	(3,209)	(5,485)
Other assets	1,550	845
Accounts payable	(492)	154
Accrued liabilities	(1,640)	(477)

Net cash provided by operating activities	4,360	1,495

Investing activities:
Proceeds from sale of assets	47	91
Acquisitions of certain distribution centers, net of cash received	(3,833)	(5,532)
Purchases of property, plant and equipment	(2,603)	(1,453)

Net cash used in investing activities	(6,389)	(6,894)

Financing activities:
Other debt, net	(7)	(21)
Borrowings on credit facility	979	5,328
Net proceeds on option exercises	1,627	404

Net cash provided by financing activities	2,599	5,711

Net increase in cash and cash equivalents	570	312

Cash and cash equivalents at beginning of period	3,658	3,652

Cash and cash equivalents at end of period	$4,228	$3,964

Supplemental disclosures:
Interest paid during the period	$182	$120

Income taxes paid during the period	$203	$205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 27, 2003

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 13 week period ended June 27, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 26, 2004. For further information, refer to the financial statements and footnotes thereto for the year ended March 28, 2003, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an insurer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this Interpretation did not have a material impact on its consolidated financial position or statement of operations.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51. Under FIN 46, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The interpretation did not have a material impact on its consolidated financial statements.

5.	Goodwill and Other Intangibles

Amortization expense for other intangibles for the quarters ended June 27, 2003 and June 28, 2002 was $0.1 million and $0.1 million, respectively.

The carrying amount of goodwill at June 27, 2003 and March 28, 2003 was $5.0 million and $3.0 million, respectively.

6.	Acquisitions

The results of operations for the quarter ended June 27, 2003 reflect the operations from certain businesses acquired in January, April and June 2003, as of the date of each acquisition. No results relating to these acquisitions were included with respect to the first quarter of fiscal 2003. The unaudited pro forma results for the first quarter of fiscal 2004 and 2003, assuming these acquisitions had been made at the beginning of fiscal 2003, would not be materially different from the results presented.

7.	Stock Compensation Plans

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. If the Company had elected to recognize compensation cost based on fair value of the reduced to the pro forma amounts shown below:

	Thirteen Weeks Ended
	June 27, 2003	June 28, 2002
	(thousands, except per share amount)
Pro forma:
Net income – as reported	$4,180	$3,545
Less: Fair value stock-based compensation	(148)	(173)

Net income – pro forma	$4,032	$3,372
Net income per share – as reported:
Basic	$0.28	$0.24
Diluted	$0.28	$0.23
Net income per share – pro forma:
Basic	$0.27	$0.23
Diluted	$0.27	$0.22

8.	Sales By Product

	Thirteen Weeks Ended
	June 27, 2003	June 28, 2002
	(in thousands)
Automotive body parts	$58.9	$51.2
Bumpers	33.8	30.4
Paint and related materials	15.0	15.1
Wheels and related products	9.9	8.9
Other	.5	1.1

Net Sales	$118.1	$106.7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein and in the Company’s Form 10-K for the year ended March 28, 2003, on file with the Securities and Exchange Commission.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended June 27, 2003	Thirteen Weeks Ended June 28, 2002
Net sales	100.0%	100.0%
Cost of sales	56.4	56.5

Gross profit	43.6	43.5
Selling and distribution expenses	29.4	29.8
General and administrative expenses	8.8	8.5
Other income	0.5	0.4
Interest expense	(0.1)	(0.1)

Income before income taxes	5.8	5.5
Income taxes	2.3	2.2

Net income	3.5%	3.3%

Thirteen weeks ended June 27, 2003 compared to thirteen weeks ended June 28, 2002

Net sales were $118.1 million for the quarter ended June 27, 2003 (the “2003 Quarter”) compared to $106.7 million for the quarter ended June 28, 2002 (the “2002 Quarter”), an increase of $11.4 million or 10.7%. This increase was primarily due to an increase in the sale of body parts, bumpers and wheels. During the 2003 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), increased by $7.7 million (an increase of 15.2%), sales of new and recycled bumpers increased by $3.4 million (an increase of 11.2%) and sales of wheels and related materials increased by $1.0 million or 11.7%. The increases were attributable primarily to the fact that insurance companies were specifying more aftermarket parts in connection with the repair of insured vehicles.

Gross profit increased in the 2003 Quarter to $51.5 million (43.6% of net sales) from $46.5 million (43.5% of net sales) in the 2002 Quarter, an increase of 10.8%, primarily as a result of the increase in net sales.

Selling and distribution expenses increased to $34.7 million (29.4% of net sales) in the 2003 Quarter from $31.8 million (29.8% of net sales) in the 2002 Quarter, an increase of 9.1%. The decrease in selling and distribution expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs. The increases are in part the result of acquisitions and greenfields.

General and administrative expenses increased to $10.3 million (8.8% of net sales) in the 2003 Quarter compared to $9.0 million (8.5% of net sales) in the 2002 Quarter, an increase of 14.4%. The increase in general and administrative expenses and its increase as a percentage of net sales was generally the result of costs relating to the management information system implementation as well as acquisitions and greenfields.

Income taxes increased to $2.7 million (2.3% of net sales) in the 2003 Quarter compared to $2.4 million (2.2% of net sales) in the 2002 Quarter, primarily as a result of increased income before income taxes.

As a result of the above factors, the Company experienced an increase in net income for the 2003 Quarter, $4.2 million (3.5% of net sales), as compared to net income of $3.5 million (3.3% of net sales) in the 2002 Quarter.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At June 27, 2003, working capital was $108.8 million compared to $107.1 million at March 27, 2003. The Company financed its working capital requirements and the acquisition completed during the first quarter of fiscal 2003 primarily from borrowings under the Company’s line of credit and from cash flow from operations.

During the three months ended June 27, 2003, the Company’s cash and cash equivalents increased by $0.6 million. This increase is the result of (i) an increase in cash provided by operating activities of $4.4 million, and an increase in cash provided by financing activities of $2.6 million, partially offset by (ii) a decrease in cash used in investing activities of $6.4 million, primarily as a result of cash paid for acquisitions and cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package. The increase in cash provided by operating activities resulted primarily from the elimination of $2.4 million of non-cash expenses from the reported net income of $4.2 million and from subtracting $3.2 million of decreased cash as the result of an increase in inventory. The most significant non-cash expenses were depreciation and amortization and the provision for a write-down of inventories. The increase in cash provided by financing activities resulted primarily from cash proceeds from the exercise of stock options and borrowings under the Company’s credit facility.

The Company has in place a revolving line of credit with a commercial lender that provides for a $35.0 million secured credit facility which balance is due on June 1, 2005. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At June 27, 2003, $17.6 million had been drawn down under the line of credit and, of this amount, $16.0 million at interest rates ranging from 2.0% to 2.3% and $1.6 million was at 4.3% interest. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at June 27, 2003, and at the date of the filing of this Quarterly Report. In March 2002, the Company caused its commercial lender to issue a $2.0 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. In December 2002, this letter of credit was renewed and an additional letter of credit was established for $2.3 million in April 2003. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At June 27, 2003, $13.1 million was available to the Company under the line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see “Item 5. Other Information – Prelude Software System Installation”) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Other Information” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $5.0 million at June 27, 2003, or approximately 2.6% of total assets or 3.4% of consolidated shareholders’ equity. Goodwill amounted to $3.0 million at March 28, 2003, or approximately 1.6% of total assets or 2.1% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of two acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of June 27, 2003, other intangible assets amounted to $1.5 million. For each of the quarters ended June 27, 2003 and June 28, 2002, amortization of other intangible assets was approximately $0.1 million.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an insurer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this Interpretation did not have a material impact on its consolidated financial position or statement of operations.

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

Although the case is at an early stage and discovery has only recently commenced, Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company estimates the products in question will constitute an immaterial percentage of total sales once it formally ascertains which products are the subject of the complaint. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

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

Prelude Software System Installation. The Company is at a crucial juncture in developing and installing an enterprise-wide management information system, consolidating the nine systems under which the Company now operates. This is an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. In January 2002 the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. The Prelude system includes, among other capabilities, modules for financial reporting (general ledger and accounts payable and receivable), order entry, purchasing and distribution management (inventory and warehouse management and replenishment). Keystone is adopting the Prelude modules with limited customization.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. Thereafter, through July 31, 2003, the system had been installed in 33 additional locations. Based upon the projected rollout, complete installation of the system company-wide is now expected by November 2004.

It is estimated that total costs from inception through the complete roll-out will be approximately $16.0 million, which includes hardware, software, infrastructure and employee related expenses. Through June 27, 2003, the Company had capitalized approximately $6.9 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $7.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

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

Item 6.	Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit No.	Description

3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.2.1(17)	First Amendment to Rights Agreement dated as of January 8, 2003.

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

Exhibit No.	Description

10.14(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 26, 1997

10.15(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 31, 1998

10.16(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 24, 1999

10.17(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2000

10.18(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2001

10.19(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 31, 1998

10.20(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 24, 1999

10.21(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 23, 2001

10.22(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 26, 1997

10.23(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 31, 1998

10.24(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 24, 1999

10.25(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 23, 2001

10.26(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 24, 1999

10.27(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2000

10.28(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2001

10.29(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.30(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.31(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.32(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.33(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.34(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G.Brown and a third party. [10.42]*

10.35(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.36(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.37(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.38.1(20)	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association

10.39(19)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Currey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(19)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit number of the document in the original filing.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).

(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.
(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.
(18)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2003.
(19)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(20)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

b.	Reports on form 8-K:

On June 5, 2003, the Company filed a Current Report on Form 8-K with respect to Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/S/ John M. Palumbo
John M. Palumbo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 8, 2003

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

/S/ CHARLES J. HOGARTY
Charles J. Hogarty President and Chief Executive Officer	Date: August 8, 2003

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

/S/ JOHN M. PALUMBO
John M. Palumbo Chief Financial Officer	Date: August 8, 2003