Form 10-Q
period 2003-09-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2003-11-10
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 26, 2003

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at September 26, 2003 was 15,001,620 shares.

This Form 10-Q contains 20 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 26, 2003	March 28, 2003
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$3,096	$3,658
Accounts receivable, net of allowance of $1,445 at September 2003 and $1,291 at March 2003	38,982	39,753
Inventories, primarily finished goods	103,675	101,594
Other current assets	9,159	10,017

Total current assets	154,912	155,022
Plant, property and equipment, net	28,092	23,658
Goodwill	7,664	3,040
Other intangibles, net of accumulated amortization of $3,348 at September 2003 and $3,099 at March 2003	1,412	1,046
Other assets	9,192	9,043

Total assets	$201,272	$191,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$21,633	$16,606
Accounts payable	13,925	18,330
Accrued liabilities	11,985	12,992
Current portion of long-term debt	6	15

Total current liabilities	47,549	47,943
Other long-term liabilities	1,985	2,224

Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 15,002,000 at September 2003 and 14,692,000 at March 2003	84,217	81,221
Warrant	236	236
Restricted Stock	180	—
Additional paid-in capital	2,271	2,269
Retained earnings	65,986	59,119
Accumulated other comprehensive loss	(1,152)	(1,203)

Total shareholders’ equity	151,738	141,642

Total liabilities and shareholders’ equity	$201,272	$191,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended September 26, 2003	Thirteen Weeks Ended September 27, 2002	Twenty-six Weeks Ended September 26, 2003	Twenty-six Weeks Ended September 27, 2002
Net sales	$116,663	$101,137	$234,763	$207,861
Cost of sales	66,393	57,259	132,962	117,509

Gross profit	50,270	43,878	101,801	90,352
Operating expenses:
Selling and distribution	36,028	30,353	70,700	62,168
General and administrative	10,311	9,356	20,660	18,398

Operating income	3,931	4,169	10,441	9,786
Other income	649	403	1,193	826
Interest expense	(166)	(134)	(340)	(265)

Income before income taxes	4,414	4,438	11,294	10,347
Income taxes	1,727	1,775	4,427	4,139

Net income	$2,687	$2,663	$6,867	$6,208

Per Common Share:
Net income per share:
Basic	$0.18	$0.18	$0.46	$0.42

Diluted	$0.18	$0.18	$0.45	$0.41

Weighted average common shares outstanding:
Basic	14,892,000	14,622,000	14,825,000	14,610,000

Diluted	15,233,000	15,081,000	15,137,000	15,126,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended September 26, 2003	Twenty-six Weeks Ended September 27, 2002
Operating activities:
Net income	$6,867	$6,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,136	3,625
Deferred compensation	13	—
Provision for losses on uncollectible accounts	584	792
Provision for write-down of inventories	713	1,981
(Gain) loss on sale of assets	(23)	1
Other comprehensive loss	51	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	1,872	754
Inventories	1,361	(6,416)
Other assets	1,032	823
Accounts payable and accrued liabilities	(6,947)	(2,920)

Net cash provided by operating activities	8,659	4,848

Investing activities:
Proceeds from sale of assets	69	125
Purchases of property, plant and equipment	(6,198)	(5,152)
Acquisitions of certain service centers, net of cash received	(11,106)	(5,532)

Net cash used in investing activities	(17,235)	(10,559)

Financing activities:
Borrowings on credit facility	5,027	3,930
Other debt, net	(9)	(45)
Net proceeds on option exercise	2,996	547

Net cash provided by financing activities	8,014	4,432

Net decrease in cash and cash equivalents	(562)	(1,279)

Cash and cash equivalents at beginning of period	3,658	3,652

Cash and cash equivalents at end of period	$3,096	$2,373

Supplemental disclosures
Interest paid during the period	$346	$256

Income taxes paid during the period	$3,895	$2,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 26, 2003

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 26 week period ended September 26, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 26, 2004. For further information, refer to the financial statements and footnotes thereto for the year ended March 28, 2003, included in Keystone Automotive Industries, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an insurer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, for limited life subsidiaries; that are considered liabilities for consolidated purposes, SFAS No. 150 will not be required go into effect until December 15, 2004. Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on its operating results or financial position.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51. Under FIN 46, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The Interpretation did not have a material impact on the Company’s consolidated financial statements.

5.	Goodwill and Other Intangibles

Amortization expense for other intangibles for the thirteen weeks ended September 26, 2003 and September 27, 2002 was $0.1 million and $0.1 million, respectively. Amortization expense for other intangibles in the six months ended September 26, 2003 and September 27, 2002 was $0.2 million and $0.2 million respectively.

The carrying amount of goodwill at September 26, 2003 and March 28, 2003 was $7.7 million and $3.0 million, respectively.

6.	Acquisitions

The results of operations for the thirteen weeks and the twenty-six weeks ended September 26, 2003 reflect the operations from certain businesses acquired in January, April, June and August 2003, accounted for using the purchase method of accounting. No results relating to these acquisitions were included with respect to the second quarter and the first twenty-six weeks of fiscal 2003. The unaudited pro forma results for the second quarter and the first twenty-six weeks of fiscal 2003, assuming these acquisitions had been made at the beginning of fiscal 2003, would not be materially different from the results presented.

7.	Shareholders’ Equity

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
	(thousands, except per share amount)		(thousands, except per share amount)
Pro forma:
Net income – as reported	$2,687	$2,663	$6,867	$6,208
Add: Stock-based compensation as reported in net income	8	—	8	—
Less: Fair value stock-based compensation	(190)	(168)	(338)	(341)

Net income – pro forma	$2,505	$2,495	$6,537	$5,867
Net income per share – as reported:
Basic	$0.18	$0.18	$0.46	$0.42
Diluted	$0.18	$0.18	$0.45	$0.41
Net income per share – pro forma:
Basic	$0.17	$0.17	$0.44	$0.40
Diluted	$0.16	$0.17	$0.43	$0.39

On September 2, 2003, the Company issued restricted stock to each of its Directors, except for the Chief Executive Officer. Each Director was given 1,456 shares, having a value of $30,000 based upon the closing price of the Company’s Common Stock on that date of $20.60 per share. The transfer or sale of these shares are restricted for one year.

8.	Sales By Product

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
	(in millions)		(in millions)
Automotive body parts	$57.6	$48.1	$116.0	$99.3
Bumpers	34.2	29.4	68.0	59.8
Paint and related materials	15.1	14.3	30.1	29.4
Wheels and related products	9.1	8.6	18.4	17.5
Other	.7	.7	2.3	1.9

Net Sales	$116.7	$101.1	$234.8	$207.9

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

The following discussion sets forth the required disclosure regarding the Company’s single segment information:

The Company operates as a single reportable segment as a wholesale distributor for automobile aftermarket collision parts, paint and related supplies and equipment in the United States with net sales for the twenty-six weeks ended September 26, 2003 of $234.8 million, including operations outside the United States, which were immaterial. The Company sells its products to more than 25,000 collision repair shops located in the United States, Vancouver, Canada and Tijuana, Mexico.

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

No single customer accounted for more than 1% of the Company’s net sales for the twenty-six weeks ended September 26, 2003 or September 27, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in the Company’s reports on file with the Securities and Exchange Commission, including its Form 10-K for the year ended March 28, 2003.

Critical Accounting Policies

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, insurance, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended September 26, 2003	Thirteen Weeks Ended September 27, 2002	Twenty-six Weeks Ended September 26, 2003	Twenty-six Weeks Ended September 27, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.9	56.6	56.6	56.5

Gross profit	43.1	43.4	43.4	43.5
Selling and distribution expenses	30.9	30.0	30.1	29.9
General and administrative expenses	8.9	9.3	8.8	8.9
Other income	0.6	0.4	0.4	0.4
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	3.8	4.4	4.8	5.0
Income taxes	1.5	1.8	1.9	2.0

Net income (loss)	2.3%	2.6%	2.9%	3.0%

Thirteen weeks ended September 26, 2003 compared to thirteen weeks ended September 27, 2002

Net sales were $116.7 million for the quarter ended September 26, 2003 (the “2003 Quarter”) compared to $101.1 million for the quarter ended September 27, 2002 (the “2002 Quarter”), an increase of $15.6 million or 15.4%. This increase was due primarily to increases in sales of automotive body parts and bumpers. During the 2003 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $9.5 million (an increase of 19.8%); sales of new and recycled bumpers increased by $4.8 million (an increase of 16.3%) sales of paint and related materials increased by $0.8 million (an increase of 6.0%) and sales of remanufactured wheels and related products increased by $.5 million (an increase of 6.1%). The increases were attributable primarily to the fact that insurance companies are increasingly specifying aftermarket parts in the repair of damaged vehicles. See “Part II – Item 5” below.

Gross profit increased in the 2003 Quarter to $50.3 million (43.1% of net sales) from $43.9 million (43.4% of net sales) in the 2002 Quarter, an increase of $6.4 million or 14.6%, primarily as a result of the increase in net sales. Gross profit as a percentage of net sales in the first quarter of fiscal 2004 was 43.6%. The decrease in gross profit as a percentage of net sales in the 2003 Quarter reflects a number of factors primarily related to the Company’s plating of steel bumpers and recycling of plastic bumper fascias. With respect to both steel and plastic bumpers, production was down during the 2003 Quarter largely due to the Company’s inventory reduction efforts resulting in fixed costs spread over fewer units. In addition, steel bumper plating costs increased as a result of increases in the price of nickel which reached a 10-year high in September 2003. Further, many new-model bumper fascias are textured and painted which require more labor and materials to complete the recycling process. As these new model bumper fascias came in for recycling, the Company’s initial processing techniques resulted in quality control issues. These issues resulted in the reworking of numerous recycled bumpers which were in finished goods inventory to bring them up to Keystone standards, increasing unit cost, and in repairing and replacing recycled bumpers shipped to collision repair shops returned for quality issues. The repaired and replaced bumper fascias, while not impacting gross profit, increased selling and distribution expenses. In addition, the Company has experienced minor inventory adjustments when converting locations from the legacy software systems to the new system and higher freight costs in conjunction with shipments from Taiwan.

While it is expected that high nickel prices will continue to prevail and new-model plastic bumper recycling unit costs will be higher, it is anticipated that these costs will be offset by higher selling prices which became effective during the current quarter. In addition, production levels for steel and plastic bumpers have returned to more normal levels and the quality control issues with respect to the recycling of plastic bumper fascias have been resolved. However, the Company anticipates that gross margins will continue to fluctuate.

Selling and distribution expenses increased to $36.0 million (30.9% of net sales) in the 2003 Quarter from $30.4 million (30.0% of net sales) in the 2002 Quarter, an increase of 18.4%. The increase in selling and distribution expenses as a percentage of net sales primarily consisted of a charge of approximately $380,000 as a consequence of consolidating two locations in Kansas City, Kansas as a result of acquiring of Kansas Bumper in August 2003; increased fuel costs of approximately $350,000 reflecting the fact that the national average fuel costs for the quarter ended September 30, 2003 were $1.62 a gallon as compared to $1.36 the year before; the costs of repairing and replacing plastic bumper fascias described above; and increased costs from acquisitions, startups and the implementation of the new enterprise software system.

General and administrative expenses increased to $10.3 million (8.9% of net sales) in the 2003 Quarter compared to $9.4 million (9.3% of net sales) in the 2002 Quarter, an increase of 9.5%. The increase was primarily due to increased sales and the increased professional fees, including a $200,000 fee paid to an executive search firm in connection with the Company’s search for a chief executive officer to replace Mr. Hogarty who will be resigning on September 1, 2004 and increases in costs relating to the implementation of the new enterprise software system.

Other income included a $200,000 recovery in connection with the settlement of an insured fire loss claim.

Income taxes decreased to $1.7 million (1.5% of net sales) in the 2003 Quarter compared to $1.8 million (1.8% of net sales) in the 2002 Quarter.

As a result of the above factors, the Company experienced no change in net income for the 2003 Quarter, $2.7 million (2.3% of net sales), compared to net income of $2.7 million (2.7% of net sales) in the 2002 Quarter.

Twenty-six weeks ended September 26, 2003 compared to twenty-six weeks ended September 27, 2002

Net sales were $234.8 million for the twenty-six weeks ended September 26, 2003 (the “2003 Six Months”) compared to $207.9 million for the twenty-six weeks ended September 27, 2002 (the “2002 Six Months”), an increase of $26.9 million or 12.9%. This increase was made up of increases of $16.7 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $8.2 million in sales of new and recycled bumpers; $0.9 million in sales of remanufactured wheels and related products and an increase of $0.7 million in sales of paint and related materials, which changes represent increases of approximately 16.8%, 13.7%, 5.4% and 2.2%, respectively, over the comparable period in the prior fiscal year.

Gross profit increased in the 2003 Six Months to $101.8 million (43.4% of net sales) from $90.4 million (43.5% of net sales) in the 2002 Six Months, an increase of $11.4 million or 12.6%, primarily as a result of the increase in net sales. See the 2003 Quarter comparison for a discussion. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $70.7 million (30.1% of net sales) in the 2003 Six Months from $62.2 million (29.9% of sales) in the 2002 Six Months, an increase of 13.7%. The decrease in these expenses as a percentage of net sales was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs offset by increases discussed in the 2003 Quarter comparison above.

General and administrative expenses increased to $20.7 million (8.8% of net sales) in the 2003 Six Months from $18.4 million (8.9% of net sales) in the 2002 Six Months, an increase of 12.5%. The increase was primarily due to increased sales, increased professional fees and increases in costs relating to the implementation of the new enterprise software system. See the 2003 Quarter comparison above.

As a result of the above factors, the Company experienced an increase in net income for the 2003 Six Months, $6.9 million (2.9% of net sales), as compared to a net income of $6.2 million (3.0% of net sales) in the 2002 Six Months.

Variability of Quarterly Results and Seasonality

The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone’s business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company’s sales generally are highest during the five-month period from December to April. The impact of seasonality has lessened somewhat as Keystone has become more geographically diversified. Other factors which influence quarterly variations include the number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At September 26, 2003, working capital was $107.4 million compared to $107.1 million at March 28, 2003. The Company financed its working capital requirements and the acquisitions completed during the first twenty-six weeks of fiscal 2004 primarily from borrowings under the Company’s line of credit, from cash flow from operations and from the proceeds of option exercises.

During the six months ended September 26, 2003, the Company’s cash and cash equivalents decreased by $0.6 million. This decrease is the result of (i) a decrease in cash used in investing activities of $17.2 million, primarily as a result of cash paid for four acquisitions and cash used to purchase equipment primarily related to the implementation of the Company’s enterprise software system, partially offset by (ii) an increase in cash provided by operating activities of $8.7 million and an increase in cash provided by financing activities of $8.0 million. The increase in cash provided by operating activities resulted primarily from the elimination of $4.5 million of non-cash expenses from the reported net income of $6.9 million and from subtracting $2.7 million of decreased cash as the result of a decrease in accounts payable, partially offset by a decrease in accounts receivable and inventory. The most significant non-cash expenses were depreciation and amortization and the provisions for a write-down of inventories and uncollectible accounts. The increase in cash provided by financing activities resulted primarily from borrowings under the Company’s credit facility and from the proceeds from the exercise of employee and director stock options.

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility which balance is due on June 1, 2005. In August 2003, this revolving line of credit was increased from $35.0 million to $40.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At September 26, 2003, $21.6 million had been drawn down under the line of credit and, of this amount, $16.0 million was at interest rates ranging from 2.0% to 2.2% and $5.6 million was at 4.0% interest. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at September 26, 2003, and at the date of the filing of this Quarterly Report. The increase in borrowings from March 28, 2003 is primarily the result of $11.1 million used to complete four acquisitions reduced by internally generated funds. In March 2002, the Company caused its commercial lender to issue a $2.0 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. In December 2002, this letter of credit was renewed and an additional letter of credit was established for $2.3 million in April 2003. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At September 26, 2003, $14.1 million was available to the Company under the line of credit.

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

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $7.7 million at September 26, 2003, or approximately 3.8% of total assets or 5.1% of consolidated shareholders’ equity. Goodwill amounted to $3.0 million at March 28, 2003, or approximately 1.6% of total assets or 2.1% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of four acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of September 26, 2003 and September 27, 2002, other intangible assets amounted to $1.4 million and $1.0 million, respectively. For each of the quarters ended September 26, 2003 and September 27, 2002, amortization of other intangible assets was approximately $0.1 million. For each of the six months ended September 26, 2003 and September 27, 2002, amortization of other intangible assets was approximately $.02 million.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an insurer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, for limited life subsidiaries that are considered liabilities for consolidation purposes, SFAS No. 150 will not be required to go into effect until December 15, 2004. Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on its operating results or financial position.

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

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51. Under FIN 46, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. The Interpretation did not have a material impact on the Company’s consolidated financial statements.

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

As required by Securities Exchange Act of 1934, as amended, Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings. See Item 5 below for a discussion of litigation impacting the Company.

Item 2.	Changes in Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 19, 2003, the Company held its annual meeting of shareholders. All of the nominees for election as directors were elected, uncontested. Following is a tabulation of the votes cast for each nominee:

	Votes Cast
Nominee	For	Withheld
Ronald G. Brown	8,072,855	2,656,590
Charles J. Hogarty	10,516,340	213,105
Al A. Ronco	7,149,597	3,579,848
Timothy C. McQuay	10,498,540	230,905
George E. Seebert	10,497,930	231,515
Keith M. Thompson	7,331,138	3,398,307
Ronald G. Foster	10,516,340	213,105

In addition 10,562,130 shares were voted in favor of ratifying the appointment of Ernst & Young LLP as the Company’s independent public accountants, 163,510 shares were voted against and 3,734 shares abstained.

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

The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997. In that case, the plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded the plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October, 2002, the Illinois Supreme Court agreed to hear the appeal. The parties have now filed their briefs and conducted oral argument. A decision by the Illinois Supreme Court is expected within the next few months. Since Avery is the only class action case involving aftermarket parts to proceed to trial, the decision in this case is likely to have a major impact on the future of aftermarket parts litigation.

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

Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. In March 2002, a Philadelphia Court certified a 50-state class joining all Erie Insurance Company (“Erie”) policyholders whose cars had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed. In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined as additional defendants in a class action filed in the Philadelphia County Court of Common Pleas in Philadelphia, Pennsylvania, captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al. Plaintiff alleges, among other things, that she was the holder of an Erie automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts. Plaintiff alleges that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.

Erie alleges that Keystone and the other additional defendants are liable to the policyholders and, to Erie under an indemnification obligation, based upon breach of express and implied warranties, for misrepresenting the quality of their aftermarket parts, negligence and violation of Pennsylvania consumer protection law. No specific amount of damages are sought by plaintiff on behalf of the class or by Erie.

On April 29, 2003, after the Pennsylvania Superior and Supreme Courts refused to consider an appeal of the class certification order, Erie reached a settlement with Plaintiffs. Erie agreed to pay $6,250,000. Keystone will not contribute toward the settlement. Notice to potential class members appeared in Pennsylvania newspapers on October 26, 2003. A final hearing regarding the fairness of the settlement is scheduled for January 7, 2004. As part of the settlement Erie agreed, without prejudice, to dismiss all claims against the additional defendants, including Keystone.

Currently, there are a number of aftermarket parts cases pending in various jurisdictions across the country. Other than the Erie case, the Company has not been made a party in any of these cases. There can be no assurance, however, that Keystone will not be brought into one of these cases or some other aftermarket parts case in the future.

Most recently, on October 8, 2003, a Madison County, Illinois court entered an order certifying a statewide class of policyholders of the Government Employees Insurance Company (GEICO). In that case, Pisko v. GEICO, plaintiffs pursued a theory similar to that of the Avery case, alleging that all aftermarket parts in material and design are inferior to all OEM parts. GEICO is expected to appeal the class certification order. In addition, on October 7, 2003, in Roth v. AMICA Mutual Insurance Co., the Supreme Judicial Court of Massachusetts refused to certify a class and found that the specification of aftermarket parts is not a per se violation of Massachusetts law. The court also explicitly rejected the claim that all aftermarket parts are inferior to all OEM parts.

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

Although the case is still at an early stage and discovery has only recently commenced, Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company estimates the products in question will constitute an immaterial percentage of total sales once it formally ascertains which products are the subject of the complaint. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

Federal and State Action. During the past five years, legislation was introduced or considered in the majority of states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or to require special disclosure before using aftermarket parts. During 2003, 42 separate bills have been introduced in 20 states. The legislatures in Illinois, North Carolina, Rhode Island and Virginia have enacted laws affecting the use of aftermarket parts. Of these, the Rhode Island legislation is the most restrictive, requiring aftermarket parts to be equal in fit, quality and performance to OEM parts and permitting insurers to sue distributors of aftermarket parts if the parts are inferior. The legislation also requires insurers to pay the costs of any necessary modifications to aftermarket parts to allow proper installation. Where practical, an insurer is prohibited from requiring the use of multiple aftermarket parts from different manufacturers in a single repair.

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

In September of 2001, the California State Senate authorized the Department of Consumers Affairs to conduct a study regarding the certification of aftermarket automobile crash parts. The Bureau of Automotive Repair (BAR) conducted the study and released its findings on January 1, 2003. The report contains both positive and negative findings regarding aftermarket parts. On the one hand, the report does not recommend additional regulation of the specification of aftermarket parts or regulatory oversight of the organizations that ensure the quality of aftermarket parts. On the other hand, the report states that insurance companies do not pay for necessary modifications to aftermarket parts and recommends that the entity certifying the quality of aftermarket parts provide a warranty that would pay such additional costs. This requirement is an implicit criticism of the quality of aftermarket parts in general. Further, the report recommends that the Attorney General investigate the pricing of aftermarket parts. At his time, it is not clear whether any of these recommendations will be implemented.

Prelude Software System Installation. The Company continues to be at a crucial juncture in developing and installing an enterprise-wide management information system, consolidating the seven systems under which the Company still operates. This is an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. In January 2002 the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. The Prelude system includes, among other capabilities, modules for financial reporting (general ledger and accounts payable and receivable), order entry, purchasing and distribution management (inventory and warehouse management and replenishment). Keystone is adopting the Prelude modules with limited customization.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. Thereafter, through October 31, 2003, the system had been installed in 45 additional locations, leaving 92 locations on legacy systems. Based upon the projected rollout, complete installation of the system company-wide, excluding certain Canadian and other recently acquired locations, is now expected by November 2004.

It is estimated that total costs from inception through the complete roll-out will be approximately $17.0 million, which includes hardware, software, infrastructure and employee related expenses. Through September 26, 2003, the Company had capitalized approximately $6.9 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $8.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

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

Disruption of Shipping. The Company’s operations are dependent on a continued source of supply of the many automotive body parts, which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period, such as might result from an act of terrorism or labor strike, would likely have a material adverse impact on the Company’s sales and earnings. Hostilities between China and Taiwan could also have an adverse impact on the Company’s source of supply.

Item 6.	Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit No.	Description

3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

Exhibit No.	Description

4.2.1(17)	First Amendment to Rights Agreement dated as of January 8, 2003.

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.14(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 26, 1997

10.15(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 31, 1998

10.16(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 24, 1999

10.17(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2000

10.18(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2001

10.19(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 31, 1998

10.20(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 24, 1999

10.21(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 23, 2001

10.22(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 26, 1997

10.23(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 31, 1998

10.24(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 24, 1999

10.25(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 23, 2001

10.26(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 24, 1999

10.27(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2000

10.28(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2001

10.29(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.30(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.31(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.32(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.33(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.34(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G.Brown and a third party. [10.42]*

10.35(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.36(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.37(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.38.1(20)	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association

10.38.2	Second Amendment to Credit Agreement dated as of August 1, 2003 between Registrant and Wells Fargo Bank, National Association

10.39(19)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Currey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(19)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

10.41(A)	Consulting Agreement between Charles J. Hogarty and Registrant dated September 15, 2003.

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

*	Indicates the exhibit number of the document in the original filing.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).

(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.

(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).

(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).

(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).

(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.

(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.

(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.

(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.

(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.

(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.

(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.

(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.

(18)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2003.

(19)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.

(20)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.

(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

b. Reports on form 8-K

On July 1, 2003, Registrant filed a Current Report on Form 8-K under Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits to report the announcement of the Company’s Chief Executive Officer’s intention to retire and attached the related the related press release.

On August 7, 2003, Registrant filed a Current Report on Form 8-K under Item 12. Results of Operations and Financial Condition in connection with the release of the Company’s results for the quarter ended June 27, 2003 and attached the related press release.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/S/ JOHN M. PALUMBO

John M. Palumbo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 10, 2003