Form 10-Q
period 2003-12-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2004-02-09
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 26, 2003

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The number of shares outstanding of the registrant’s Common Stock, no par value, at January 31, 2004 was 15,190,645 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 26, 2003	March 28, 2003
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$2,853	$3,658
Accounts receivable, net of allowance of $1,463 at December 2003 and $1,291 at March 2003	42,583	39,753
Inventories, primarily finished goods	104,001	101,594
Other current assets	7,919	10,017

Total current assets	157,356	155,022
Plant, property and equipment, net	30,495	23,658
Goodwill	8,364	3,040
Other intangibles, net of accumulated amortization of $3,429 at December 2003 and $3,099 at March 2003	1,398	1,046
Other assets	9,438	9,043

Total assets	$207,051	$191,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$18,893	$16,606
Accounts payable	16,747	18,330
Accrued liabilities	11,177	12,992
Current portion of long-term debt	6	15

Total current liabilities	46,823	47,943
Other long-term liabilities	1,890	2,224
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 15,134,000 at December 2003 and 14,692,000 at March 2003	86,241	81,221
Warrant	236	236
Restricted Stock	180	—
Additional paid-in capital	2,271	2,269
Retained earnings	70,493	59,119
Accumulated other comprehensive loss	(1,083)	(1,203)

Total shareholders’ equity	158,338	141,642

Total liabilities and shareholders’ equity	$207,051	$191,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended December 26, 2003	Thirteen Weeks Ended December 27, 2002	Thirty-nine Weeks Ended December 26, 2003	Thirty-nine Weeks Ended December 27, 2002
Net sales	$126,277	$108,548	$361,040	$316,409
Cost of sales	70,717	61,032	203,679	178,541

Gross profit	55,560	47,516	157,361	137,868
Operating expenses:
Selling and distribution	37,101	32,117	107,801	94,285
General and administrative	11,360	9,744	32,020	28,141

Operating income	7,099	5,655	17,540	15,442
Other income	485	454	1,678	1,280
Interest expense	(188)	(117)	(528)	(381)

Income before income taxes	7,396	5,992	18,690	16,341
Income taxes	2,889	2,397	7,316	6,536

Net income	$4,507	$3,595	$11,374	$9,805

Per Common Share:
Net income per share:
Basic	$0.30	$0.25	$0.76	$0.67

Diluted	$0.29	$0.24	$0.75	$0.65

Weighted average common shares outstanding:
Basic	15,064,000	14,649,000	14,901,000	14,623,000

Diluted	15,464,000	14,960,000	15,214,000	14,986,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended December 26, 2003	Thirty-nine Weeks Ended December 27, 2002
Operating activities:
Net income	$11,374	$9,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,642	4,925
Deferred compensation	60	—
Provision for losses on uncollectible accounts	766	965
Provision for write-down of inventories	1,084	2,383
(Gain) loss on sale of assets	(53)	5
Other comprehensive loss	120	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(1,781)	(3,002)
Inventories	939	(15,868)
Other assets	1,948	1,167
Accounts payable and accrued liabilities	(5,028)	4,643

Net cash provided by operating activities	14,071	5,023
Investing activities:
Proceeds from sale of assets	135	170
Purchases of property, plant and equipment	(9,668)	(7,965)
Acquisitions of certain service centers, net of cash received	(12,641)	(5,532)

Net cash used in investing activities	(22,174)	(13,327)
Financing activities:
Borrowings on credit facility	2,287	6,618
Other debt, net	(9)	(67)
Net proceeds on option exercise	5,020	630

Net cash provided by financing activities	7,298	7,181

Net decrease in cash and cash equivalents	(805)	(1,123)
Cash and cash equivalents at beginning of period	3,658	3,652

Cash and cash equivalents at end of period	$2,853	$2,529

Supplemental disclosures
Interest paid during the period	$514	$373

Income taxes paid during the period	$5,759	$5,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 26, 2003

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the thirty-nine week period ended December 26, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 26, 2004. For further information, refer to the financial statements and footnotes thereto for the year ended March 28, 2003, included in Keystone Automotive Industries, Inc.’s (the “Company”) Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	New Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issurer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. However, for limited life subsidiaries; that are considered liabilities for consolidated purposes, SFAS No. 150 will not be required to go into effect until December 15, 2004. Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest.

The Interpretation did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires revisions to employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition provisions of SFAS No. 87 and SFAS No. 106. The interim period disclosure requirements is effective beginning in the Company’s fourth quarter of fiscal 2004 and the annual disclosure requirements will be effective for the fiscal year ended March 26, 2004.

5.	Goodwill and Other Intangibles

Amortization expense for other intangibles for the thirteen weeks ended December 26, 2003 and December 27, 2002 was $0.1 million and $0.1 million, respectively. Amortization expense for other intangibles in the thirty-nine weeks ended December 26, 2003 and December 27, 2002 was $0.3 million and $0.3 million, respectively.

The carrying amount of goodwill at December 26, 2003 and March 28, 2003 was $8.4 million and $3.0 million, respectively.

6.	Acquisitions

The results of operations for the thirteen weeks and the thirty-nine weeks ended December 26, 2003 reflect the operations from certain businesses acquired in January, April, June, August, November and December 2003, accounted for using the purchase method of accounting. No results relating to these acquisitions were included with respect to the thirteen weeks and the first thirty-nine weeks of fiscal 2003. The unaudited pro forma results for the third quarter and the first thirty-nine weeks of fiscal 2003, assuming these acquisitions had been made at the beginning of fiscal 2003, would not be materially different from the results presented.

7.	Shareholders’ Equity

The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, net income and net income per share would have been reduced to the pro forma amounts shown below:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
	(thousands, except per share amount)		(thousands, except per share amount)
Pro forma:
Net income – as reported	$4,507	$3,595	$11,374	$9,805
Add: Stock-based compensation as reported in net income	28	—	36	—
Less: Fair value stock-based compensation	(161)	(202)	(499)	(573)

Net income – pro forma	$4,374	$3,393	$10,911	$9,232
Net income per share – as reported:
Basic	$0.30	$0.25	$0.76	$0.67
Diluted	$0.29	$0.24	$0.75	$0.65
Net income per share – pro forma:
Basic	$0.29	$0.23	$0.73	$0.63
Diluted	$0.28	$0.23	$0.72	$0.62

On September 2, 2003, the Company issued restricted stock to each of its Directors, except for the Chief Executive Officer. Each Director was given 1,456 shares, having a value of $30,000 based upon the closing price of the Company’s Common Stock on that date of $20.60 per share. The transfer or sale of these shares are restricted for one year.

8.	Sales By Product Category

	Thirteen Weeks Ended						Thirty-nine Weeks Ended
	December 26, 2003		December 27, 2002		Change From Prior Year		December 26, 2003		December 27, 2002		Change From Prior Year
	(in millions)						(in millions)
		%(1)		%(1)		%(2)		%(1)		%(1)		%(2)
Automotive body parts	$67.1	53.1%	$55.5	51.2%	$11.6	20.9%	$183.4	50.8%	$154.8	48.9%	$28.6	18.5%
Bumpers	35.9	28.4	31.3	28.8	4.6	14.7	104.2	28.9	91.0	28.8	13.2	14.5
Paint and related materials	14.1	11.2	12.9	11.9	1.2	9.3	44.3	12.3	42.3	13.4	2.0	4.7
Wheels and related products	9.2	7.3	8.4	7.7	0.8	9.5	28.9	8.0	25.8	8.1	3.1	12.0
Other	—	—	0.4	0.4	(0.4)		0.2	—	2.5	0.8	(2.3)

Net Sales	$126.3	100.0%	$108.5	100.0%	$17.8	16.4%	$361.0	100.0%	$316.4	100.0%	$44.6	14.1%
(1)	Percentage of net sales
(2)	Percentage increase in net sales over the prior year period.

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

The following discussion sets forth the required disclosure regarding the Company’s single segment information:

The Company operates as a single reportable segment as a wholesale distributor for automobile aftermarket collision parts, paint and related supplies and equipment in the United States with net sales for the thirty-nine weeks ended December 26, 2003 of $361.0 million, including operations outside the United States, which were immaterial. The Company sells its products to more than 25,000 collision repair shops located in the United States, Canada and a single location in Mexico.

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

No single customer accounted for more than 1% of the Company’s net sales for the thirty-nine weeks ended December 26, 2003 or December 27, 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is the leading distributor of aftermarket collision parts used in the repair of automobiles and light trucks in North America with 117 locations throughout the United States, eight locations in Canada and one location in Mexico. These product offerings, consisting of more than 19,000 stock keeping units, are manufactured by independent manufacturers and are sold primarily to collision repair shops. Approximately 85% of all of the collision repair work is paid for in part through insurance claims. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by insurance companies and then by the collision repair shop performing the repairs and the owner of the vehicle.

Before 1980, substantially all collision replacements parts were manufactured by original equipment manufacturers (“OEMs”). Since then, aftermarket parts, which generally sell for between 20% and 40% less than comparable OEM parts, have provided a lower cost alternative to insurance companies seeking to contain the escalating cost of collision repairs. However, aftermarket collision parts still only account for between 10% and 15% of the collision parts market, which is still dominated by the OEMs.

Because of the Company’s dependence on the acceptance of its products by insurance companies, its business is vulnerable to actions which impact the insurance industry. During the past five years, the Company’s sales have been adversely impacted by class action litigation against insurance companies for specifying aftermarket parts and a concerted effort, generally led by the OEMs, their dealer network and some collision repair shops, to have legislation passed at the state level restricting or eliminating the use of aftermarket parts in the repair of damaged vehicles. See Item 5. Other information, below.

Other important risks which may impact the Company’s financial results, include the fact that (i) because the Company’s business is dependent on a continued source of supply of many automotive body parts which at present are only available from Taiwan, it is vulnerable to any disruptions in shipping, increased shipping costs and the relationship of the U.S. dollar to the New Taiwan dollar; and (ii) the Company is currently in the middle of implementing new enterprise-wide management information systems with all the complications and expense that such an implementation involves. See Item 5, Other Information, below.

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through acquisitions, as well as greenfield openings; internal growth and expanding into new product markets, such as retail sales through retail parts distributors and offering the Company’s products on the web. For example, the Company recently completed two acquisitions in Canada expanding its operations from western Canada into the Toronto, Montreal and Ottawa areas.

Challenges currently facing the Company include managing its growth, integrating its acquisitions, controlling costs and completing the implementation of its enterprise-wide management information systems. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

The Company’s financial position remains strong as evidenced by a current ratio (current assets to current liabilities) of 3.4:1 and by the generation of substantial cash flows from operations. The Company remains dependent on its bank line of credit to finance its current level of acquisition activity.

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

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future demand and market conditions. If demand is less favorable than anticipated for certain parts, additional inventory write-downs may be required.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company adjusts its allowance monthly based upon a formula relating to the aging of its receivables.

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

Insurance. The Company’s main insurance programs (medical, dental, workers’ compensation and vehicle) are designed as large deductible programs. Through these programs the Company self-insures losses up to a deductible limit and purchases stop-loss insurance to protect against losses that are over the deductible. The stop-loss insurance is purchased on an individual and aggregate basis. The amount of the deductible has risen significantly in the last two years resulting in a shift of risk from the insurance carrier to the Company. The Company estimates its cost for these programs and maintains reserves for incurred, but not reported, losses. If the Company were to experience an increase in claims activity over anticipated amounts, and its reserves are not sufficient, additional reserves may be required, which could have a material adverse impact on future earnings.

Following is an analysis of the Consolidated Statements of Income, Balance Sheets and Statements of Cash Flows.

Consolidated Statements of Income

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended December 26, 2003	Thirteen Weeks Ended December 27, 2002	Thirty-nine Weeks Ended December 26, 2003	Thirty-nine Weeks Ended December 27, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	56.2	56.4	56.4

Gross profit	44.0	43.8	43.6	43.6
Selling and distribution expenses	29.4	29.6	29.9	29.8
General and administrative expenses	9.0	9.0	8.9	8.9
Other income	0.4	0.4	0.5	0.4
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	5.9	5.5	5.2	5.2
Income taxes	2.3	2.2	2.0	2.1

Net income	3.6%	3.3%	3.2%	3.1%

Sales. Net sales increased 16.3% during the third quarter and 14.1% during the nine months ended December 26, 2003, as compared to the prior fiscal year’s results. The increases in sales during both periods reflect sales from seven completed acquisitions and three greenfield openings since December 27, 2002 as well as same store sales growth of approximately 10.1% during the third quarter and 10.2% during the nine month period, primarily as a result of greater acceptance of the Company’s quality aftermarket collision parts by insurance companies. For a table setting forth comparative sales and percentages by broad product categories, see Note 8 to the Condensed Consolidated Financial Statements, above.

Gross Profit. Gross profit remained flat on a comparative basis during the nine month periods and rose from 43.8% to 44.0% during the third quarter of the current fiscal year. The stability of gross profit as a percent of sales primarily reflects the fact that the product mix did not change significantly during the comparative periods. Generally, gross margins are highest on automotive body parts, bumpers and wheels and lower with respect to paint sales and related supplies. The return of gross profit margins for the third quarter to more normal levels after a decrease during the second quarter of fiscal 2004 generally reflects price increases instituted in October 2003 to offset increased shipping and nickel prices and the elimination of certain quality issues relating to the recycling of steel bumpers.

Expenses. Selling and distribution and general and administrative expenses both remained relatively flat as a percentage of sales during the comparable third quarters and the nine month periods. While remaining generally flat on a percentage basis, these expenses increased by over 14% compared to the same periods in the prior fiscal year. These expenses were primarily impacted by costs relating to the implementation of the enterprise-wide software systems and acquisition costs. Management is closely monitoring variable expenses for the purpose of gaining additional operating leverage.

Net Income. Net income as a percentage of net sales remained relatively flat for the nine month periods but did increase by $1.6 million, or 16.3%. Net income per share rose from $0.65 to $0.75, an increase of 15.4%, a lower percentage because of an increase in the weighted average number of common shares outstanding. For the third quarter, net income as a percentage of net sales rose 9.1% and increased by $0.9 million, or 25.4% from the prior year period, while net income per share increased from $0.24 to $0.29, or 20.8%. The increase in the weighted average number of shares outstanding is the result of the exercise of stock options by key employees, executive officers and directors.

Variability of Quarterly Results and Seasonality. The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone’s business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company’s sales generally are highest during the five-month period from December to April. The impact of seasonality has lessened somewhat as Keystone has become more geographically diversified. Other factors which influence quarterly variations include the number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Consolidated Balance Sheets

Working capital increased slightly to $110.5 million at December 26, 2003 from $107.1 million at March 28, 2003, with a ratio of current assets to current liabilities of 3.4:1. The increase in working capital primarily reflects increases in net accounts receivable and inventories, offset by a decrease in other current assets.

Total assets increased to $207.1 million from $191.8 million primarily as a result of increases in plant, property and equipment of $6.8 million, net of depreciation expense, and goodwill of $5.3 million. All of the increase in goodwill and $1.5 million of the increase in plant, product and equipment are the result of six acquisitions completed since March 28, 2003. Approximately $3.7 million of the increase in plant, property and equipment relates to the implementation of the enterprise-wide software systems.

Current liabilities decreased by $1.1 million primarily as a result of a decrease in accounts payable partly offset by an increase in the amount outstanding under the credit facility as a result of borrowings to complete acquisitions.

Total shareholders’ equity increased by $16.7 million primarily as a result of $11.4 million in net income during the nine months ended December 26, 2003 and a $5.0 million increase in issued and outstanding shares of common stock reflecting the exercise price of stock options exercised during the period.

Consolidated Statements of Cash Flow

Cash and cash equivalents decreased by $0.8 million for the nine months ended December 26, 2003 as compared to a decrease of $1.1 million during the same period of fiscal 2003.

Net cash provided by operating activities was $14.1 million for the nine month period as compared to $5.0 million during the same period of the prior year. This increase in net cash primarily represents a decrease in inventory of $16.8 million and an increase in net income of $1.6 million, offset by a decrease in payables of $9.7 million.

Net cash used in investing activities was $22.2 million in fiscal 2004 as compared to $13.3 million for the first nine months of fiscal 2003. The increase in net cash used primarily reflects an increase in plant, property and equipment of $1.7 million, primarily as a result of the implementation costs of the new enterprise-wide management information systems, and an increase in cash used in acquisitions of $7.1 million.

Net cash provided by financing activities was $7.3 million as compared to $7.2 million in the prior year period. The increase during fiscal 2003 was primarily the result of borrowings on the credit facility and to a lesser extent from the exercise of stock options, while the increase during fiscal 2004 was primarily as a result of the exercise of options to purchase an aggregate of 442,025 shares of Common Stock.

The Company’s need for cash over the past three years has generally been to fund acquisitions, provide working capital during a period of increased sales and to develop and implement enterprise-wide management information systems. Cash has been provided from operations, bank borrowings and to a lesser extent as a result of the exercise of stock options.

Line of Credit. The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility which balance is due on June 1, 2005. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At December 26, 2003, $18.9 million had been drawn down under the line of credit and, of this amount, $13.0 million was at interest rates of approximately 2.2% and $5.9 million was at 4.0% interest. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 26, 2003, and at the date of the filing of this Quarterly Report. The net increase in borrowings from March 28, 2003 is primarily the result of $12.6 million used to complete six acquisitions offset by funds from operations. In March 2002, the Company caused its commercial lender to issue a $2.0 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. In December 2002, this letter of credit was renewed and an additional letter of credit was established for $2.3 million in April 2003. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At December 26, 2003, $16.8 million was available to the Company under the line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information systems and possible acquisitions for the foreseeable future. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Other Information” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $8.4 million at December 26, 2003, or approximately 4.1% of total assets or 5.3% of consolidated shareholders’ equity. Goodwill amounted to $3.0 million at March 28, 2003, or approximately 1.6% of total assets or 2.1% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of six acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of December 26, 2003 and December 27, 2002, other intangible assets amounted to $1.4 million and $1.0 million, respectively. For each of the quarters ended December 26, 2003 and December 27, 2002, amortization of other intangible assets was approximately $0.1 million. For each of the nine months ended December 26, 2003 and December 27, 2002, amortization of other intangible assets was approximately $0.3 million.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Recent Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires revisions to employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition provisions of SFAS No. 87 and SFAS No. 106. The interim period disclosure requirements will be effective beginning in the Company’s fourth quarter of fiscal 2004 and the annual disclosure requirements will be effective for the fiscal year ended March 26, 2004. In addition, see Note 4 to the Condensed Consolidated Financial Statements, above.

Forward-Looking Statements

Forward-looking statements contained in this Report on Form 10-Q and other written reports and oral statements are made based on known events and circumstances at the time of release, and as such, are subject in the future to unforeseen uncertainties and risks. All statements regarding future performance, earnings projections, events or developments are forward-looking statements. It is possible that the Company’s future performance and earnings projections may differ materially from current expectations, depending on economic conditions and other factors specific to the aftermarket collision parts industry and the Company. Among other factors which may affect future performance are:

•	the impact on the insurance industry and the specification of the Company’s products with respect to the outcome of class action litigation and actions in the various states to restrict the use of aftermarket parts;

•	uncertainties surrounding the timing, costs and benefits derived in connection with the implementation of the enterprise software systems;

•	uncertainties with respect to the successful integration of acquisitions;

•	any disruption in shipping from Taiwan and increase in shipping costs; and

•	competitive market conditions and resulting effects on sales and pricing.

The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Report, except as required by applicable law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of products. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings. See Item 5 below for a discussion of litigation impacting the Company.

Item 2.	Changes in Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.

Litigation Impacting Aftermarket Collision Replacement Parts. Over the past fifteen years, there have been numerous lawsuits brought relating to the use of aftermarket parts in repairing motor vehicles. Initially, these cases were brought primarily by automobile manufacturers (OEMs) against manufacturers and distributors of aftermarket parts seeking to protect their trademarks, copyrights and other proprietary interests in replacement parts. In more recent years, class action attorneys have commenced numerous cases against insurance companies primarily alleging a violation of the insurance contract and state consumer laws relating to the specification of aftermarket crash parts in the repair of policyholders’ vehicles on the theory that aftermarket parts are inferior to OEM parts and thus incapable of restoring a vehicle to its “pre-loss” condition as required by many insurance policies.

The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997. In that case, the plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s then practice of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the

Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded the plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October, 2002, the Illinois Supreme Court agreed to hear the appeal. The parties have filed their briefs and conducted oral arguments. A decision by the Illinois Supreme Court is expected at any time. Since Avery is the only class action case involving aftermarket parts to proceed to trial, the decision in this case is likely to have a major impact on the future of aftermarket parts litigation.

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

Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. In March 2002, a Philadelphia Court certified a 50-state class joining all Erie Insurance Company (“Erie”) policyholders whose cars had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed. In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined as additional defendants in a class action filed in the Philadelphia County Court of Common Pleas in Philadelphia, Pennsylvania, captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al. Plaintiff alleges, among other things, that she was the holder of an Erie automobile insurance policy, that her vehicle had been in an accident and, at the direction of Erie, certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts. Plaintiff alleged that the aftermarket parts were defective, inferior and substandard compared to OEM parts and failed to restore her vehicle to its pre-loss condition and value in violation of her insurance contract and in violation of Pennsylvania laws.

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

On April 29, 2003, after the Pennsylvania Superior and Supreme Courts refused to consider an appeal of the class certification order, Erie reached a settlement with Plaintiffs. Erie agreed to pay $6,250,000. Keystone will not contribute toward the settlement. Notice to potential class members appeared in Pennsylvania newspapers on October 26, 2003. On January 7, 2004, the Court conducted a final hearing regarding the fairness of the settlement. On January 25, 2004, the Court issued a final order approving the settlement, effectively ending the litigation. As part of the settlement Erie agreed, without prejudice, to dismiss all claims against the additional defendants, including Keystone.

Currently, there are a number of aftermarket parts cases pending in various jurisdictions across the country. The Company has not been made a party in any of these cases. There can be no assurance, however, that Keystone will not be brought into one of these cases or some other aftermarket parts case in the future.

On October 8, 2003, a Madison County, Illinois court entered an order certifying a statewide class of policyholders of the Government Employees Insurance Company (GEICO). In that case, Pisko v. GEICO, plaintiffs pursued a theory similar to that of the Avery case, alleging that all aftermarket parts in material and design are inferior to all OEM parts. An Illinois Appellate Court has agreed to hear GEICO’s appeal of the class certification order. In addition, on October 7, 2003, in Roth v. AMICA Mutual Insurance Co., the Supreme Judicial Court of Massachusetts refused to certify a class and found that the specification of aftermarket parts is not a per se violation of Massachusetts law. The Court also explicitly rejected the claim that all aftermarket parts are inferior to all OEM parts.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Should this occur, OEM’s would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in additional aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

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

Other Litigation. In November 2002, General Motors Corporation instituted suit against Keystone and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that Keystone is distributing replacement grilles for General Motor’s vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. General Motors is seeking damages in an unspecified amount as well as certain equitable relief, including an injunction. General Motors has moved for summary judgment on two of the Company’s nine affirmative defenses. A hearing on the motions, which the Company is opposing, is scheduled for March 17, 2004.

Discovery is continuing in the case. Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company believes that the products in question constitute an immaterial percentage of total sales. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

Federal and State Action. During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or to require special disclosure before using aftermarket parts. During 2003, 42 separate bills were introduced in 20 states. The legislatures in Illinois, North Carolina, Rhode Island and Virginia have enacted laws affecting the use of aftermarket parts. Of these, the Rhode Island legislation is the most restrictive, requiring aftermarket parts to be equal in fit, quality and performance to OEM parts and permitting insurers to sue distributors of aftermarket parts if the parts are inferior. The legislation also requires insurers to pay the costs of any necessary modifications to aftermarket parts to allow proper installation. Where practical, an insurer is prohibited from requiring the use of multiple aftermarket parts from different manufacturers in a single repair.

Prior to 2001, legislation had passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. In four states, Alaska, New York, North Carolina and Washington, legislation requiring consent before aftermarket parts may be installed, first proposed in 2003, will “carry over” into the 2004 legislative sessions. In addition, bills initially proposed in 2003 that do not involve consent may “carry over” in a number of other states. For example, Pennsylvania Senate Bill 482 prohibits a repair facility from selling a part affecting vehicle safety that is not an OEM or an “equivalent” part. South Carolina House Bill 3135 requires aftermarket parts to be of like kind and quality as OEM parts and to have the same form, fit and function as the part replaced.

In January of 2004, the Mississippi and Nebraska legislatures introduced bills relating to aftermarket parts. Mississippi Senate Bill 2024 would require the written consent of the vehicle owner before aftermarket parts may be installed. Nebraska Legislative Bill 1244 would require notification on each estimate that aftermarket parts were specified in the estimate and notification in the insurance policy that the insurer will pay only for aftermarket parts, but that the insured may pay the difference in price for OEM parts, if the insured wants the repairs made with OEM parts.

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

In September of 2001, the California State Senate authorized the Department of Consumers Affairs to conduct a study regarding the certification of aftermarket automobile crash parts. The Bureau of Automotive Repair (BAR) conducted the study and released its findings on January 1, 2003. The report contains both positive and negative findings regarding aftermarket parts. On the one hand, the report does not recommend additional regulation of the specification of aftermarket parts or regulatory oversight of the organizations that ensure the quality of aftermarket parts. On the other hand, the report states that insurance companies do not pay for necessary modifications to aftermarket parts and recommends that the entity certifying the quality of aftermarket parts provide a warranty that would pay such additional costs. This requirement is an implicit criticism of the quality of aftermarket parts in general. Further, the report recommends that the Attorney General investigate the pricing of aftermarket parts. At this time, it is not clear whether any of these recommendations will be implemented.

Prelude Software System Installation. The Company continues to be at a crucial juncture in developing and installing an enterprise-wide management information system, consolidating the five systems under, excluding Canada, which the Company still operates. This is an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. In January 2002 the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. The Prelude system includes, among other capabilities, modules for financial reporting (general ledger and accounts payable and receivable), order entry, purchasing and distribution management (inventory and warehouse management and replenishment). Keystone has adopted the Prelude modules with limited customization.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. Through January 31, 2004, the system had been installed in 58 locations, leaving 64 locations on legacy systems, excluding certain recent acquisitions. Based upon the projected rollout, complete installation of the system company-wide, excluding certain Canadian and other recently acquired locations, is now expected by November 2004.

The Company had estimated that total costs from inception through the complete roll-out would be approximately $17.0 million, which included hardware, software, infrastructure and employee related expenses. As a result of the nine acquisitions completed since January 1, 2003 and the increased functionality being built into the systems, the Company is now reevaluating total costs. Through December 26, 2003, the Company had capitalized approximately $9.4 million of costs, primarily software licenses and hardware. The Company is also reevaluating estimates of the total amount to be capitalized through implementation. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

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

b. Reports on form 8-K

On November 10, 2003, Registrant filed a Current Report on Form 8-K under Item 12. Results of Operations and Financial Condition in connection with the release of the Company’s results for the quarter ended September 26, 2003 and attached the related press release as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ JOHN M. PALUMBO

John M. Palumbo Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: February 9, 2004