Form 10-K
period 2004-03-26
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2004-06-09
CIK 1012393

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2004

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on September 26, 2003 on the Nasdaq National Market was approximately $309.4 million. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of Common Stock outstanding as of June 1, 2004: 15,449,145.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as statements of the Company’s strategies, plans, objectives, expectations and intentions. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Cautionary Statements” in Item 1 below and elsewhere in this Annual Report. The Company has based its forward-looking statements on current expectations and projections about future events and assumes no obligation to update publicly any forward-looking information that may be made by or on behalf of the Company in this Annual Report on Form 10-K or otherwise, whether as a result of new information, future events or otherwise, except to the extent the Company is required to do so. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

PART I

ITEM 1.    BUSINESS

General

Keystone Automotive Industries, Inc. (“Keystone” or the “Company”) is the nation’s leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States and certain areas in Canada. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy and steel wheels. The Company’s principal product lines consist of automotive body parts, bumpers and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 51,000 shops nationwide. Founded in Southern California in 1947, the Company operates a “hub and spoke” distribution system consisting of 125 distribution centers, 22 of which serve as regional hubs, and 15 depots, located in 38 states throughout the United States, as well as in the provinces of Ontario, Quebec and British Columbia in Canada. From these service centers, Keystone has approximately 1,700 customer service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates nine wheel remanufacturing facilities and 42 plastic and steel bumper recycling facilities.

The Company became certified as an ISO 9001 distributor in September 2002. ISO 9001 implementation policies and procedures include quality and service, performance, customer satisfaction and complaint resolution. The Company believes that it is one of only a few companies in its industry which is ISO 9001 certified.

To emphasize the high quality of aftermarket parts distributed by Keystone, the Company instituted its “Keystone Platinum Plus” program in September 2000. This program covers only the highest quality parts, which are warranted for as long as the owner of the repaired vehicle maintains ownership. The Company believes that Platinum Plus is the first and only premium brand of independently produced collision replacement parts. To date, Platinum Plus product categories include radiators and condensers, wheels, grilles, lights, hoods, fenders and certain bumpers. The Company continually adds additional products to the Platinum Plus program.

During the last fiscal year, the Company substantially increased its presence in Canada through the acquisition of Multipro Auto Body Parts, Inc. (“MultiPro”) in August 2003 and Quinte Bumper and Fender (“Quinte”) in January 2004. MultiPro distributes aftermarket collision replacement parts with locations in Drummondville, Montreal, Quebec, Ottawa and Sherbrooke while Quinte had locations in Trenton, Toronto, Ottawa and Montreal. MultiPro’s and Quinte’s locations in Montreal have been combined.

Beginning in April 2004, the Company launched an e-commerce initiative offering certain of its parts on the web at getcrashparts.com and getradiators.com. The websites are designed for the retail consumer. The Company anticipates launching a separate website for hubcap and wheel offerings in the next few months at getwheelsandrims.com. The websites have been designed and launched working with a third party e-commerce provider. While there are competing websites, with its near nationwide distribution network, the Company believes that its parts offerings will have a competitive advantage. There can be no assurance that sales through the web will become material to the Company’s operations. During fiscal 2004, the Company began offering certain of its aftermarket collision replacements parts to the public through catalogs at two large chain-store aftermarket parts retailers. To date, sales have not been material.

See “Cautionary Statements” below with respect to various risks facing the Company, including but not limited to the impact on the Company of (i) the decision in the State Farm Mutual Automobile Insurance Company (“State Farm”) class action lawsuit, (ii) actions by state legislatures and administrators relating to the use of aftermarket parts, (iii) the installation of an enterprise-wide management information system and (iv) class action litigation filed against two Canadian auto insurance companies in January 2000 relating to their specification of aftermarket parts.

The Company makes available its quarterly, annual and other periodic and current reports required by the Securities and Exchange Commission (the “SEC”), and any amendments to such reports, as well as other information about the Company, on its corporate website (www.keystone-auto.com), free of charge, to individuals interested in acquiring such reports. The reports can be accessed at www.keystone-auto.com (under “Investor Info”) as soon as reasonably practicable after the reports are electronically filed with the Sec.

Industry Overview

History.    The Company estimates that the wholesale market for aftermarket collision parts is about $1.5 billion in annual expenditures, or approximately 13% of the collision parts market. In addition, the Company estimates that annual wholesale sales of paint and related supplies and equipment for collision repair currently account for approximately $2.4 billion. Substantially all of the remainder of the collision parts market consists of parts produced by original equipment manufacturers (“OEMs”). A substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts over the last decade has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

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

Strategy

The Company’s growth strategy involves a combination of increased sales to existing customers, increased penetration of markets Keystone is currently serving, the introduction of new products and acquisitions and start-ups. Higher sales of existing products reflects increased demand for our premium brand Platinum Plus product line and a concerted effort by the sales force to sell our full line of products to each of our customers. The Platinum Plus product line and the Company’s participation in quality programs such as CAPA and MQVP are key to increasing our penetration of existing markets. While Keystone has the largest distribution network of any aftermarket crash parts distributor, it believes that there are important markets not now served which can be accessed either through the acquisition of an existing distributor or the opening a new distribution center.

Products

The Company distributes more than 19,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the eight most recent model years. The Company’s principal product lines consist of automotive body parts, bumpers, paint and other materials, remanufactured alloy wheels, autoglass and light truck accessories. In addition, the Company recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and to distributors of truck accessories.

Automotive Body Parts.    The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $255.2 million, or 50.9% of the Company’s net sales in the fiscal year ended March 26, 2004.

Bumpers.    The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 26, 2004, sales of plastic and steel bumpers accounted for approximately $147.2 million, or 29.4% of the Company’s net sales. The Company believes that it is one of the nation’s largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. By the 1996 model year, manufacturers were using painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. On an annual basis, the Company electroplates approximately 220,000 steel plated bumpers for automobiles and light trucks at two locations.

Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electroplated finishes; metal polishing and buffing; electroplating layers of copper, nickel and chromium; and inspecting and packaging. Plastic bumper covers are remanufactured at 52 locations throughout the country. The remanufacturing process generally includes cleaning, repairing, sanding, priming and curing the damaged bumper cover.

Paint and Related Materials.    The Company distributes paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 26, 2004, sales of paint and other materials accounted for approximately $58.9 million, or 11.8% of the Company’s net sales. Certain of these products are distributed under the name “Keystone.”

Wheels and Related Products.    The Company operates 11 facilities which remanufacture collision damaged alloy wheels. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hubcaps, has increased from approximately 11% in 1985 to 55% for the 2001 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. In addition, the Company sells steel wheels, caps and wheel covers. For the fiscal year ended March 26, 2004, sales of wheels and related products accounted for approximately $39.6 million, or 7.9% of the Company’s net sales.

Distribution, Marketing and Sales

The Company’s distribution system is designed to provide responsive customer service and to foster long-term customer relations.

Distribution System.    The Company has developed a national “hub and spoke” distribution system consisting of 125 distribution centers, 22 of which serve as regional hubs, and 15 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company’s fleet of approximately 1,450 delivery trucks, each regional hub makes regular shipments to the distribution centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each distribution center can order products directly from any hub or distribution center. The Company manages its inventory and the ordering, shipment, storage and delivery of products through centralized information systems that allow the regional hubs and distribution centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its “hub and spoke” distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours.

Sales and Marketing Staff.    The Company has a marketing staff, which operates from its corporate headquarters, and has over 1,700 sales and customer service representatives and route salespersons who operate from its distribution centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives and supports general managers of its service centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies’ policies favoring aftermarket collision parts.

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

Customers

The Company’s current customers consist primarily of more than 25,000 collision repair shops located in all 50 states, the District of Columbia and in the provinces of Ontario, Quebec and British Columbia in Canada, none of which accounted for more than 1% of the Company’s net sales during the fiscal year ended March 26, 2004. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company’s dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 51,000 collision repair shops nationwide.

The Company’s regional hubs also sell collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company’s net sales during the fiscal year ended March 26, 2004 and no distributor accounted for more than 1% of the Company’s net sales for such fiscal year.

Suppliers

The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 2004. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2004, by dollar amount, approximately 62% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 38% were imported directly or indirectly from manufacturers in Taiwan. The Company’s orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 45 and 90 days.

In August 2000, the Company entered into a purchase agreement with its principal supplier of automobile lighting products under the Platinum Plus line. The agreement automatically renews for additional 12 month periods unless written notice is given by either party. In late 2003, the Company also entered into manufacture/supply agreements with substantially all of the major suppliers of Platinum Plus products, however, no one agreement is material to the Company. These agreements also automatically renew for additional 12 month periods unless written notice is given by either party. Other than as set forth above, the Company has no manufacturing agreements with any of its suppliers. While Keystone competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for most products distributed by the Company, the loss of several of the larger suppliers could have a material adverse effect on the Company until alternative suppliers were located and commenced providing products.

Management Information Systems

The Company continues to install its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of June 1, 2004, only four of the legacy systems remain, excluding Canada and recent acquisitions. This continues to be an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. In January 2002 the Company entered into an agreement with Prelude Systems, Inc. (“Prelude”) for the purchase of a software package which will enable the Company to migrate to an enterprise-wide system. The Company has also entered into other software license agreements and engaged service providers to enable it to fully implement the Prelude system. The Prelude system includes, among other capabilities, modules for financial reporting (general ledger and accounts payable and receivable), order entry, purchasing and distribution management (inventory and warehouse management and replenishment). Keystone has adopted the Prelude modules with limited customization.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. The Company began rolling out the system to other locations in July 2002. Through June 1, 2004, the system had been installed in 85 locations, leaving 56 locations on legacy systems, excluding Canada and certain recent acquisitions. Based upon the projected rollout, excluding Canada and recent acquisition locations, complete installation of the system company-wide is now expected by November 2004.

It is estimated that total costs from inception through the complete roll-out, including Canada and recent acquisition locations, will be approximately $19.4 million, which includes hardware, software, infrastructure and employee related expenses. Through March 26, 2004, the Company had capitalized approximately $10.3 million of costs, primarily for software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be $13.0 million. The balance of the costs will be expensed as incurred. The cost and timing for, and effectiveness of, a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

Competition

Based upon industry estimates, the Company believes that approximately 74% of collision parts by dollar amount are supplied by OEMs, compared with an estimated 13% by distributors of aftermarket collision parts and 13% by distributors of salvage parts. See “Cautionary Statements” below for a discussion of a recent court decision which is impacting the market share of aftermarket collision parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company’s competitors generally are independently owned distributors having from one to three distribution centers. In addition to intense competition from OEMs, the Company expects to encounter significant competition in the future from other distributors of aftermarket parts including automobile dealerships, distributors of salvage parts and buying groups.

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

The Company also encounters competition from the OEMs who supply new replacement bumpers to the collision repair market and it competes with these OEMs on the basis of price and perceived product quality.

Government Regulation and Environmental Hazards

The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration, the United States Environmental Protection Agency (“EPA”) and the Department of Transportation have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee “right-to-know” laws, and laws regarding clean air and water. In addition, in part as a result of the State Farm decision described in “Cautionary Statements” below and the attendant publicity, certain state legislatures and regulators are considering imposing, or have imposed, restrictions on the use of aftermarket collision parts. The General Accounting Office (“GAO”) report to the United States Congress, released in January 2001, captioned “NHTSA’s Ability to Detect and Recall Defective Replacement Crash Parts is Limited” may eventually result in hearings in Congress and possible legislation which could be adverse to the interests of Keystone. See “Cautionary Statements—Federal and State Action” below for additional information about governmental activities with respect to aftermarket collision replacement parts.

See “Cautionary Statements—Compliance with Government Regulations; Environmental Hazards” below for information with respect to the Company’s environmental exposure.

Employees

At May 28, 2004, the Company had 3,430 full-time employees, of whom 376 were engaged in corporate management and administration, 1,695 in sales and customer service, 656 in warehousing and shipping and 703 in remanufacturing. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Cautionary Statements

Litigation Impacting Aftermarket Collision Replacement Parts.    Over the past fifteen years, there have been numerous lawsuits brought relating to the use of aftermarket parts in repairing motor vehicles. Initially, these cases were brought primarily by automobile original equipment manufacturers (OEMs) against manufacturers and distributors of aftermarket parts seeking to protect their trademarks, copyrights and other proprietary interests in replacement parts. In more recent years, class action attorneys have commenced numerous cases against insurance companies, primarily alleging a violation of the insurance contract and state consumer protection laws because of the specification of aftermarket crash parts for the repair of policyholders’ vehicles. Plaintiffs’ attorneys allege that aftermarket parts are inferior to OEM parts and thus are incapable of restoring a vehicle to its “pre-loss” condition as required by many insurance policies.

The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. The parties have filed their briefs and conducted oral argument. A decision by the Illinois Supreme Court is expected within the next few months. Since Avery is the only class action case involving aftermarket parts to proceed to trial, the decision in this case is likely to have a major impact on the future of aftermarket parts litigation.

Shortly after the verdict in the Avery case, State Farm and many other insurance companies suspended their practice of specifying non-OEM crash parts on repair estimates. In early 2001, however, certain insurance companies announced that they were again going to specify certain aftermarket parts in the repair of insured vehicles. While several insurance companies are once again specifying non-OEM parts, the action of insurance companies following the State Farm decision has had, and continues to have, an adverse impact on the Company’s sales and net income.

Until May 2002, the Company had not been a party to any of the lawsuits filed against insurance companies. On March 18, 2002, a Philadelphia Court certified a 50-state class of all Erie Insurance Company (“Erie”) policyholders whose vehicles had been repaired with one or more of 25 specific parts or had received monetary compensation based on the value of these parts between 1994 and the date the complaint was filed. Plaintiff alleged, among other things, that she was the holder of an Erie automobile insurance policy, that her vehicle had been in an accident, and at the direction of Erie certain of the parts used to repair her vehicle were aftermarket parts rather than original equipment manufacturer parts. Plaintiff alleged that the aftermarket parts were defective, inferior and substandard compared to OEM parts and therefore failed to restore her vehicle to its pre-loss condition and value, in violation of her insurance contract and in violation of Pennsylvania consumer protection laws. In May 2002, Keystone, along with 44 other manufacturers and distributors of aftermarket crash parts, were joined by Erie as additional defendants in the class action filed in the Philadelphia County Court of Common Pleas, captioned Foultz v. Erie Insurance Exchange and Erie Insurance Company, et al.

Erie alleged that Keystone and the other additional defendants are liable to the policyholders and to Erie by way of indemnification, based upon breach of express and implied warranties, for misrepresenting the quality of their aftermarket parts, negligence and violation of Pennsylvania consumer protection law. No specific amount of damages were sought by plaintiff on behalf of the class or by Erie.

On April 29, 2003, after the Pennsylvania Superior and Supreme Courts refused to consider an appeal of the class certification order, Erie reached a settlement with plaintiffs. Erie agreed to pay $6,250,000. Keystone did not contribute toward the settlement and. Erie agreed, without prejudice, to dismiss all claims against the additional defendants, including Keystone. On January 7, 2004, the Court conducted a final hearing regarding the fairness of the settlement. On January 25, 2004, the Court issued a final order approving the settlement. On March 10, 2004, the plaintiffs filed a formal discontinuance against the additional defendants, including Keystone. Although this litigation is effectively ended, the possibility does exist that Erie could bring suit against the additional defendants for indemnity and/or contribution.

Currently, there are a number of other aftermarket parts cases pending in various jurisdictions across the country. The Company has not been made a party in any of these cases. There can be no assurance, however, that Keystone will not be brought into one of these cases or some other aftermarket parts case in the future.

On January 30, 2000, a class action was filed in Quebec against two auto insurers, Groupe Desjardins, ING Canada and AXA Canada, relating to their specification of aftermarket parts in the repair of vehicles. The case is modeled after the State Farm case and the Plaintiffs are relying in part on the judgment in that case. The case is expected to proceed to trial in late 2004.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Should this occur, OEMs would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in additional aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

The Company believes that substantially all of the aftermarket crash parts that it distributes are of similar quality to OEM crash parts and when installed in a competent manner by collision repair shops, vehicles are restored to their “pre-loss condition.” In addition, the Company provides a limited warranty against defects in materials and workmanship with respect to the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

Other Litigation.    In November 2002, General Motors Corporation instituted suit against Keystone and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that Keystone is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. General Motors is seeking damages in an unspecified amount as well as certain equitable relief, including an injunction. See Item 3. Legal Proceedings below.

Federal and State Action.    To date, legislation had passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require consent or special disclosure before using aftermarket parts. During 2003, 42 separate bills were introduced in 20 states. Of these bills, the legislatures in North Carolina and Rhode Island enacted laws affecting the use of aftermarket parts by providing that aftermarket parts must be equal (Rhode Island) or equivalent (North Carolina) in fit, quality and performance to the comparable OEM part.

During 2004, 34 bills have been introduced in 16 states, including 17 bills in eight states which were carried over from 2003. Only 22 bills remain active and no bills have passed to date. These bills generally affect the use of aftermarket parts in one or more of the following ways: consent of the vehicle owner to the use of aftermarket parts, notification to the vehicle owner before aftermarket parts are used, restriction on the use of aftermarket parts to older model years or requiring aftermarket parts to meet certain standards in comparison to the OEM part they would be replacing.

To date, state laws and regulations have not had a material impact on the Company’s overall business. However, if a number of states were to adopt legislation prohibiting or restricting the use of aftermarket crash parts, it could have a material adverse impact on the Company.

In addition, during 2000, a U.S. Congressman requested that the General Accounting Office review the role of the National Highway and Transportation Safety Administration in regulating the safety and quality of replacement automotive parts. A GAO report was released in January 2001. The report may lead to Congressional hearings and possible future legislation, which could be adverse to the interests of the Company.

In September of 2001, the California State Senate authorized the Department of Consumers Affairs to conduct a study regarding the certification of aftermarket automobile crash parts. The Bureau of Automotive Repair conducted the study and released its findings on January 1, 2003. The report contains both positive and negative findings regarding aftermarket parts. On the one hand, the report does not recommend additional regulation of the specification of aftermarket parts or regulatory oversight of the organizations that ensure the quality of aftermarket parts. On the other hand, the report states that insurance companies do not pay for necessary modifications to aftermarket parts and recommends that the entity certifying the quality of aftermarket parts provide a warranty that would pay such additional costs.

Prelude Software System Installation.    The Company continues to install its enterprise-wide management information system, consolidating the remaining five systems under which the Company now operates. This continues to be an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future. See “Business—Management Information

Systems” above for a detailed description of recent activities with respect to such a system. There can be no assurance that the timing and cost to install the system Company-wide will not significantly exceed current estimates or that the functionality will meet the Company’s requirements.

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

Dependence on Key and Foreign Suppliers.    The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of several suppliers could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2004, approximately 62% of the products distributed by the Company were manufactured in the United States or Canada and approximately 38% were imported directly or indirectly from manufacturers in Taiwan. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays (see below) political instability, expropriation, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan.

Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period, such as might result from an act of terrorism or labor strike, would likely have a material adverse impact on the Company’s sales and earnings. Hostilities between China and Taiwan could also have an adverse impact on the Company’s source of supply. In addition, contracts with shipping companies are negotiated on an annual basis normally beginning in April. The recently negotiated contracts did not reflect any material price increases but a material increase in shipping rates could adversely impact the Company’s results of operations. Finally, because of the increase in global shipping, the Company is concerned that sufficient containers will be available to transport inventory. Delays in receiving needed inventory could have a material adverse impact on the Company.

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

Compliance with Government Regulations; Environmental Hazards.    The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration, the EPA and the United States Department of Transportation, have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee “right-to-know” laws, and laws regarding clean air and water. Under various federal, state and local laws and regulations, an owner or lessee of real estate or the operator of a business may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, property owned or used in the business, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other than as described below with respect to its bumper plating operations, the Company does not currently generate substantial hazardous waste in the ordinary course of its business. The Company believes that it currently is in substantial compliance with all applicable laws and regulations, and is not aware of any material environmental problem at any of its current or former facilities. No assurance can be given, however, that the Company’s prior activities or the activities of a prior owner or operator of an acquired service center or other facility did not create a material environmental problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable laws and regulations) will not result in material environmental liability to the Company. Furthermore, compliance with legislative or regulatory changes may cause future increases in the Company’s operating costs or otherwise adversely affect operations. Certain of the Company’s products, such as paints and solvents, are highly flammable. Accordingly, the storage and transportation of these materials expose the Company to the inherent risk of fire.

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

Decline in the Number of Collision Repairs.     While the number of collision repairs has declined in recent years, and may continue to do so in the future, the cost to repair a vehicle has continued to increase. The decline in the number of vehicles being repaired is due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. Recent innovations such as impact detection devices available on certain vehicles could also result in less collisions. The continuation of such decline may have a material adverse effect on the Company.

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

ITEM 2.    PROPERTIES

The Company’s principal executive offices are located in Pomona, California, on premises owned by the Company, which contain approximately 20,000 square feet. The Company also leases approximately 7,500 square feet of space contiguous to the owned property. In addition, the Company owns facilities used as distribution centers in Chicago, Illinois; Quincy, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; New Albany, Indiana and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company leases its remaining facilities.

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

Of the Company’s distribution centers, 10 are leased from parties in whom current officers or directors of the Company have an interest. The Company believes that the terms and conditions of leases with affiliated parties are no less favorable to the Company than could have been obtained from unaffiliated parties in arm’s-length transactions at the time of the execution of such leases.

ITEM 3.    LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its business. Other than as set forth below, the Company currently is not a party to any material pending litigation.

In November 2002, General Motors Corporation instituted suit against Keystone and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that Keystone is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. General Motors is seeking damages in an unspecified amount as well as certain equitable relief, including an injunction. In December 2003 General Motors moved for summary judgment on two of the Company’s nine affirmative defenses. On April 8 the Court granted in part and denied in part General Motors’ motion. Keystone’s main defenses of functionality and failure of the placeholder to act as a trademark were preserved. A portion of Keystone’s implied license defense was dismissed. On May 5, 2004 General Motors moved for summary judgment on two additional affirmative defenses (laches and acquiescence). A hearing date has not yet been set.

Discovery is continuing in the case. Keystone believes that it has meritorious defenses and intends to defend its business practices. The Company believes that the products in question constitute an immaterial percentage of the Company’s total sales. Consequently, Keystone believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

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

	High	Low
Fiscal 2003
First Quarter	$21.55	$17.25
Second Quarter	18.35	13.26
Third Quarter	17.05	14.55
Fourth Quarter	17.81	15.02
Fiscal 2004
First Quarter	$20.69	$17.02
Second Quarter	22.15	17.80
Third Quarter	25.28	21.38
Fourth Quarter	29.31	25.26
Fiscal 2004
First Quarter (through June 1, 2004)	$27.73	$25.13

On June 1, 2004, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $27.46 per share. As of June 1, 2004, there were approximately 547 shareholders of record of the Common Stock.

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to provide funds to operate and expand its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Subject to restrictions under the Company’s credit facility, the payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition and capital requirements, general business conditions and any restrictions in credit agreements.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 below and Item 7, “Management’s Discussion and Analysis Financial Condition and Results of Operations” below.

	Fiscal year ended(1)
	March 26, 2004	March 28, 2003	March 29, 2002	March 30, 2001	March 31, 2000
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$501,108	$439,139	$382,274	$351,845	$372,466
Cost of sales	282,079	247,913	218,475	204,073	211,840

Gross profit	219,029	191,226	163,799	147,772	160,626
Selling and distribution expenses	148,371	129,822	114,276	110,170	110,976
General and administrative expenses	43,333	38,424	32,816	30,155	30,800
Non-recurring expenses	—	—	6,796	7,104	3,881

Operating income	27,325	22,980	9,911	343	14,969
Other income	2,235	1,782	1,895	2,037	2,613
Interest expense	(671)	(553)	(698)	(1,456)	(954)

Income before income taxes and cumulative effect of a change in accounting principle	28,889	24,209	11,108	924	16,628
Income taxes	11,167	9,462	4,450	1,401	6,819

Net income (loss) before cumulative effect of a change in accounting principle	17,722	14,747	6,658	(477)	9,809
Cumulative effect of change in accounting principle (net of tax)	—	—	(28,691)	—	—

Net income (loss)	$17,722	$14,747	$(22,033)	$(477)	$9,809

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$1.18	$1.01	$0.46	$(0.03)	$0.62
Diluted	$1.16	$0.99	$0.45	$(0.03)	$0.62
Cumulative effect of a change in accounting principle (net of tax):
Basic	—	—	$(1.98)	—	—
Diluted	—	—	$(1.93)	—	—
Net income (loss) per share:
Basic	$1.18	$1.01	$(1.52)	$(.03)	$0.62

Diluted	$1.16	$.99	$(1.48)	$(.03)	$0.62

Weighted average common shares outstanding:
Basic	14,998	14,635	14,467	14,420	15,899

Diluted	15,266	14,968	14,876	14,420	15,917

Consolidated Balance Sheet Data:
Working capital	$122,859	$107,079	$95,384	$88,393	$86,152
Total assets	215,913	191,809	159,686	183,756	183,817
Total current liabilities	43,075	47,943	31,385	35,283	31,869
Long-term debt, less current maturities	—	—	14	49	68
Shareholders’ equity	171,527	141,642	126,314	145,941	150,195

(1)	Fiscal 2000 contained 53 weeks; all other periods contained 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company is the leading distributor of aftermarket collision parts used in the repair of automobiles and light trucks in North America with 125 locations throughout the United States and Canada. These product offerings, consisting of more than 19,000 stock keeping units, are manufactured by independent manufacturers and are sold primarily to collision repair shops. Approximately, 85% of all of the collision repair work is paid for in part through insurance claims. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by insurance companies and then by the collision repair shop performing the repairs.

Before 1980, substantially all collision replacements parts were manufactured by original equipment manufacturers (“OEMs”). Since then, aftermarket parts, which generally sell for between 20% and 40% less than comparable OEM parts, have provided a lower cost alternative to insurance companies seeking to contain the escalating cost of collision repairs. However, aftermarket collision parts still only account for approximately 13% of the collision parts market, which is still dominated by the OEMs.

Because of the Company’s dependence on the acceptance of its products by insurance companies, its business is vulnerable to actions which impact the insurance industry. During the past five years, the Company’s sales and profits have been adversely impacted by class action litigation against insurance companies for specifying aftermarket parts and a concerted effort, generally led by the OEMs, their dealer network and some collision repair shops, to have legislation passed at the state level restricting or eliminating the use of aftermarket parts in the repair of damaged vehicles. See Item 1. Business-Cautionary Statements above.

Other important risks which may impact the Company’s financial results, include the fact that (i) because the Company’s business is dependent on a continued source of supply of many automotive body parts which at present are only available from Taiwan, it is vulnerable to any disruptions in shipping, increased shipping costs and the relationship of the U.S. dollar to the New Taiwan dollar; and (ii) the Company is currently in the process of implementing new enterprise-wide management information systems with all the complications and expense that such an implementation involves. See Item 1. Business-Cautionary Statements above.

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through acquisitions, as well as greenfield openings, internal growth and expanding into new product markets, such as retail sales through retail parts distributors and offering the Company’s products on the web. For example, the Company recently completed two acquisitions in Canada expanding its operations from Vancouver, Canada into the Toronto, Montreal and Ottawa areas of Canada.

Challenges currently facing the Company include managing its growth, integrating its acquisitions, controlling costs and completing the implementation of its enterprise-wide software systems. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

The Company’s financial position remains strong as evidenced by a current ratio (current assets to current liabilities) of 3.85:1 and by the generation of substantial cash flows from operations. The Company remains dependent on its bank line of credit to finance its current level of acquisition activity.

Fiscal 2000 contained 53 weeks as compared to 52 weeks for the other fiscal years set forth in Item 6 above. Consequently, comparisons of certain results may not be meaningful. Fiscal 2005 will also be a 53-week fiscal year.

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

Insurance.    The Company’s main insurance programs (medical, workers’ compensation and vehicle) are designed as large deductible programs. Through these programs the Company self-insures losses up to a deductible limit and purchases stop-loss insurance to protect against losses that are over the deductible. The stop-loss insurance is purchased on an individual and aggregate basis. The amount of the deductible has risen significantly in the last two years resulting in a shift of risk from the insurance carrier to the Company. The Company estimates its cost for these programs and maintains reserves for incurred, but not reported, losses. If the Company were to experience an increase in claims activity over anticipated amounts, and its reserves are not sufficient, additional reserves may be required, which could have a material adverse impact on future earnings.

Off-Balance Sheet Arrangements

As of March 26, 2004, the Company did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions

During fiscal 2004, 2003 and 2002, the Company completed six, three and four acquisitions, respectively. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each acquired business for all periods subsequent to the applicable purchase date.

During fiscal 2004, the Company acquired certain assets of the following businesses: Landmark Auto Parts, a distributor of aftermarket collision replacement parts in Newport News, Virginia in May 2003; U.S. Crash Parts, a distributor of aftermarket collision parts in Lexington, Kentucky in June 2003; Kansas Bumper/MOKAN, a distributor of aftermarket collision replacement parts in Kansas City, Lawrence, Topeka, Manhattan, Wichita and Liberal, Kansas in September 2003; and Sam’s Nu-Chrome Bumper, a distributor of bumpers in New Orleans, Louisiana in December 2003. In addition, the Company acquired all of the outstanding capital stock of two Canadian distributors of aftermarket collision replacement parts. The Company acquired MultiPro in August 2003, with locations in Drummondville, Montreal, Quebec, Ottawa and Sherbrooke, Canada and Quinte in January 2004, with locations in Trenton, Toronto, Ottawa and Montreal, Canada.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

	Fiscal Year Ended
	March 26, 2004	March 28, 2003	March 29, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.3	56.5	57.2

Gross profit	43.7	43.5	42.8
Selling and distribution expenses	29.6	29.6	29.9
General and administrative expenses	8.7	8.7	8.6
Non-recurring expenses	—	—	1.7

Operating income	5.4	5.2	2.6
Other income	0.4	0.4	0.5
Interest expense	(0.1)	(0.1)	(0.2)

Income before income taxes and cumulative effect of a change in accounting principle	5.7	5.5	2.9
Income taxes	2.2	2.1	1.2

Net income before cumulative effect of a change in accounting principle	3.5	3.4	1.7
Cumulative effect of a change in accounting principle, net of tax	—	—	(7.5)

Net income (loss)	3.5%	3.4%	(5.8)%

Revenues by Product Category

The following table sets forth, for the periods indicated, net sales by product category.

	Fiscal Year Ended
	March 26, 2004	March 28, 2003	March 29, 2002
	(in millions)
Automotive body parts(1)	$255.2	$216.6	$176.9
Bumpers	147.2	127.8	112.2
Paint and related materials	58.9	56.0	59.0
Wheels and related products	39.6	35.8	29.0
Other	.2	2.9	5.2

Total Sales	$501.1	$439.1	$382.3

(1)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Fiscal 2004 Compared to Fiscal 2003

Net sales were $501.1 million in fiscal 2004 compared to $439.1 million in fiscal 2003, an increase of $62.0 million, or 14.1%. This increase was due primarily to increases of $38.6 million in sales of automotive body parts, $19.4 million in sales of new and recycled bumpers and $2.9 million in sales of paint and related materials, which represent increases of approximately 17.8%, 15.2% and 5.2%, respectively, compared to fiscal 2003. In addition, the Company sold $39.6 million of wheels and related products in fiscal 2004 compared to $35.8 million in the prior fiscal year, an increase of 10.6%.

On a same store sales basis, sales were up approximately 9.4% for the year, primarily as a result of the fact that certain insurance companies were continuing to increase the specification of aftermarket parts in the repair of insured vehicles and price increases.

Gross profit increased to $219.0 million (43.7% of net sales) in fiscal 2004 from $191.2 million (43.5% of net sales) in fiscal 2003, an increase of 14.5%, primarily as a result of the increase in net sales. The Company’s gross profit margin increased, primarily as a result of product mix and pricing. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar. While increasing steel prices have not yet been reflected in increased prices from the Company’s suppliers, there can be no assurance that such prices will not increase and if so the Company may not be able to pass on these increases to its customers.

Selling and distribution expenses increased to $148.4 million (29.6% of net sales) in fiscal 2004 from $129.8 million (29.6% of net sales) in fiscal 2003, an increase of 14.3%. These expenses as a percentage of net sales remained constant on a comparative basis notwithstanding increased sales primarily as a result of moving and consolidation expenses at various locations, increased fuel costs and additional employee overtime wages at the location level, in part related to the installation of the new management information system.

General and administrative expenses increased to $43.3 million (8.7% of net sales) in fiscal 2004 from $38.4 million (8.7% of net sales) in fiscal 2003, an increase of 12.8%. These expenses as a percentage of net sales did not change even with the increase in sales. The increase in dollars is primarily as a result of additional costs from acquisitions, expenses from the management information system implementation relating to training and system depreciation and the payment of an executive search consulting fee.

As a result of the above factors, the Company experienced an increase in net income in fiscal 2004 to $17.7 million, as compared to net income of $14.7 million in fiscal 2003.

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

The loss recorded in fiscal 2002 as a cumulative effect of change in accounting principle (net of tax) retroactive to the first quarter of fiscal 2002, relates to the Company’s early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” effective March 31, 2001. SFAS No. 142 requires that the Company test its goodwill and indefinite-lived intangibles for impairment. As a result of the test, completed in the fourth quarter of fiscal 2002, the Company recorded a non-cash, impairment charge of $33.5 million, net of taxes of $4.8 million.

As a result of the above factors, the Company experienced an increase in net income in fiscal 2003 to $14.7 million, as compared to a loss of $22.0 million in fiscal 2002.

Variability of Quarterly Results and Seasonality

The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone’s business. The number of collision repairs is directly impacted by the weather. Accordingly, the

Company’s sales generally are highest during the five-month period from December to April. The impact of seasonality has declined somewhat as Keystone has become more geographically diversified. Other factors which influence quarterly variations include the number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At March 26, 2004, working capital was $122.9 million compared to $107.1 million at March 28, 2003. The increase in working capital is primarily the result of cash generated from operations. The Company financed its working capital requirements and the acquisitions completed during fiscal 2004 primarily from cash flow from operations.

During the year ended March 26, 2004, the Company’s cash and cash equivalents decreased by $482,000. This decrease is the result of (i) cash provided by operating activities of $25.7 million and cash provided by financing activities of $1.4 million, more than offset by (ii) cash used in investing activities of $27.6 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package and cash paid for acquisitions. The cash provided by operating activities resulted from net income of $17.7 million increased by $12.0 million of non-cash expenses and partially offset by a $4.1 million decrease in cash from changes in working capital components. The working capital component change primarily reflects an increase in inventories, accounts receivable and prepaid expenses and other assets of $1.5 million, $2.3 million and 2.9 million, respectively, offset by an increase in accounts payable of $2.0 million. The most significant non-cash expenses were depreciation and amortization of $6.5 million and a $2.2 million provision for a write-down of inventories and losses on uncollectible accounts receivable. The cash provided by financing activities was as a result of cash provided from the exercise of stock options of $8.0 million, offset in part by a paydown under the Company’s bank credit facility of $6.6 million.

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility which balance is due on June 1, 2005. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At March 26, 2004, $10.0 million had been drawn down under the line of credit and, of this amount, $5.0 million was at 2.2% interest and $5.0 million was at 2.1% interest. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was not in compliance with all such covenants at March 26, 2004, but had obtained a waiver from its commercial lender prior to the filing of this Annual Report. At June 1, 2004, the Company had drawn down $10.0 million under the line of credit. In December 2003, the Company caused its commercial lender to renew a $4.3 million letter of credit and in March 2004 issued an additional letter of credit for $3.1 million to the Company’s primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At June 1, 2004, $22.6 million was available to the Company under the line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see “Business—Management Information Systems”) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Business—Cautionary Statements” above. Especially important are the risks discussed under Item 1. Business—Cautionary Statements—Litigation Impacting Aftermarket Collision

Replacement Parts and Federal and State Action, above. Since the Company’s product sales are so dependent upon the acceptance of aftermarket parts by insurance companies, adverse verdicts or restrictive legislation could reduce sales and negatively impact cash flow from operations. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

The Company has no long-term purchase commitments. The following table summarizes total contractual obligations as of March 26, 2004.

Table of Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility outstanding (1)	$10,000	$—	$10,000	$—	$—
Other long-term liabilities	1,311	—	1,311	—	—
Operating lease obligations	71,616	16,996	27,428	13,826	13,366

Total	$82,927	$16,996	$37,739	$13,826	$13,366

(1)	The total revolving line of credit commitment under the Company’s credit facility is $40.0 million, which expires on June 1, 2005 as of March 26, 2004, there were standby letters of credit outstanding under the credit facility of $7.4 million, which expire in December 2004.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its income from operations.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $9.7 million at March 26, 2004, or approximately 4.5% of total assets or 5.6% of consolidated shareholders’ equity. Goodwill amounted to $3.0 million at March 28, 2003, or approximately 1.6% of total assets or 2.1% of consolidated shareholders’ equity. At March 30, 2001, goodwill, net of amortization, was $33.5 million. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company continues to review the impairment of goodwill under SFAS No. 142. Goodwill and intangible assets that have indefinite useful lives are no longer amortized but are tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of March 26, 2004, other intangible assets amounted to $1.3 million. For the year ended March 26, 2004, amortization of other intangible assets was approximately $0.5 million, as compared to $0.5 million for the year ended March 28, 2003. Other intangible assets will continue to be evaluated under SFAS No. 142. See Note 3 of Notes to Consolidated Financial Statements. The Company believes that the recorded amounts for goodwill are recoverable and that no impairment currently exists.

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which is effective for fiscal years beginning after June 15, 2002, SFAS No. 143 requires legal obligations associated with the retirement of long-lives assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. SFAS No. 143 was adopted by the Company on March 29, 2003 and did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No., 51 and applied immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation was applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. FIN 46 was adopted by the Company on September 30, 2003 and did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company on June 15, 2003 and did not have a material impact on the Company’s financial position or results of operations.

In December 2003 the FASB issued SFAS No. 132 (Revised), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 (Revised) retained disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. SFAS No. 132 (Revised) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132 (Revised) did not have a material impact on the Company’s financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is exposed to currency fluctuations with respect to its product purchases in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of products. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Keystone Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. and subsidiaries as of March 26, 2004 and March 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 26, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 26, 2004 and March 28, 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1, Keystone Automotive Industries, Inc. changed its method of accounting for goodwill and other intangible assets effective March 31, 2001.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 3, 2004

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 26, 2004	March 28, 2003
A S S E T S
Current assets:
Cash and cash equivalents	$3,176	$3,658
Accounts receivable, less allowance for doubtful accounts of $887 in 2004 and $1,291 in 2003	44,005	39,753
Inventories, primarily finished goods	107,221	101,594
Prepaid expenses and other current assets	7,455	4,732
Deferred taxes	4,077	5,285

Total current assets	165,934	155,022
Property, plant and equipment, at cost:
Land	597	555
Buildings and leasehold improvements	12,506	11,691
Machinery and equipment	40,550	31,312
Furniture and fixtures	14,268	13,158

	67,921	56,716
Accumulated depreciation and amortization	(37,269)	(33,058)

	30,652	23,658
Goodwill	9,662	3,040
Other intangibles, net of accumulated amortization of $3,565 in 2004 and $3,099 in 2003	1,323	1,046
Other assets	2,573	1,766
Deferred taxes	5,769	7,277

Total assets	$215,913	$191,809

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current liabilities:
Credit facility	$10,000	$16,606
Accounts payable	18,598	18,330
Accrued salaries, wages and related benefits	8,507	8,305
Other accrued liabilities	5,970	4,687
Long-term debt, due within one year	—	15

Total current liabilities	43,075	47,943
Other long-term liabilities	1,311	2,224
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—15,443,000 in 2004 and 14,692,000 in 2003, at stated value	89,492	81,221
Warrants	—	236
Restricted stock	180	—
Additional paid-in capital	5,967	2,269
Retained earnings	76,841	59,119
Accumulated other comprehensive loss	(953)	(1,203)

Total shareholders’ equity	171,527	141,642

Total liabilities and shareholders’ equity	$215,913	$191,809

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share amounts)

	Year ended
	March 26, 2004	March 28, 2003	March 29, 2002
Net sales	$501,108	$439,139	$382,274
Cost of sales	282,079	247,913	218,475

Gross profit	219,029	191,226	163,799
Operating expenses:
Selling and distribution	148,371	129,822	114,276
General and administrative	43,333	38,424	32,816
Non-recurring	—	—	6,796

	191,704	168,246	153,888

Operating income	27,325	22,980	9,911
Other income	2,235	1,782	1,895
Interest expense	(671)	(553)	(698)

Income before income taxes and cumulative effect of a change in accounting principle	28,889	24,209	11,108
Income taxes	11,167	9,462	4,450

Net income before cumulative effect of a change in accounting principle	17,722	14,747	6,658
Cumulative effect of a change in accounting principle (net of tax of $4,835)	—	—	(28,691)

Net income (loss)	$17,722	$14,747	$(22,033)

Per Common Share:
Income before cumulative effect of a change in accounting principle:
Basic	$1.18	$1.01	$0.46
Diluted	$1.16	$.99	$0.45
Cumulative effect of a change in accounting principle (net of tax):
Basic	$—	$—	$(1.98)
Diluted	$—	$—	$(1.93)
Net income (loss) per share:
Basic	$1.18	$1.01	$(1.52)

Diluted	$1.16	$.99	$(1.48)

Weighted average common shares outstanding:
Basic	14,998,000	14,635,000	14,467,000

Diluted	15,266,000	14,968,000	14,876,000

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share and share amounts)

			Warrants	Restricted Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at March 30, 2001	14,359,000	$78,581	$236	$—	$1,260	$66,405	$(541)	$145,941
Net loss	—	—	—	—	—	(22,033)	—	(22,033)
Stock options exercised	224,000	1,802	—	—	—	—	—	1,802
Tax benefit of stock options exercised	—	—	—	—	604	—	—	604

Balance at March 29, 2002	14,583,000	80,383	236	—	1,864	44,372	(541)	126,314
Net income	—	—	—	—	—	14,747	—	14,747
Defined benefit plan funding adjustments net of taxes of $425	—	—	—	—	—	—	(662)	(662)

Comprehensive income				—				14,085
Stock options exercised	109,000	838	—	—	—	—	—	838
Tax benefit of stock options exercised	—	—	—	—	405	—	—	405

Balance at March 28, 2003	14,692,000	$81,221	$236	—	$2,269	$59,119	$(1,203)	$141,642
Net income	—	—	—	—	—	17,722	—	17,722
Defined Benefit Plan funding adjustments net of taxes of $182	—	—	—	—	—	—	291	291
Foreign currency translation	—	—	—	—	—	—	(41)	(41)

Comprehensive income								17,972
Stock options / warrants exercised	751,000	8,271	(236)	—	—	—	—	8,035
Restricted stock	—	—	—	180	—	—	—	180
Tax benefit of stock options exercised	—	—	—	—	3,698	—	—	3,698

Balance at March 26, 2004	15,443,000	$89,492	$—	$180	$5,967	$76,841	$(953)	$171,527

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	March 26, 2004	March 28, 2003	March 29, 2002
Operating activities
Net income (loss)	$17,722	$14,747	$(22,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle (net of tax)	—	—	28,691
Depreciation and amortization	5,945	4,982	5,189
Amortization of goodwill and other intangibles	600	483	484
Deferred taxes	2,716	498	(4,259)
Loss on closures/impairment	635	464	6,796
Provision for losses on uncollectible accounts	756	855	1,552
Provision for write-down of inventories	1,400	2,331	4,063
Gain on sales of assets	(17)	(21)	(21)
Changes in operating assets and liabilities:
Accounts receivable	(2,291)	(5,930)	(3,837)
Inventories	(1,476)	(18,247)	(383)
Prepaid expenses and other current assets	(2,902)	(289)	3,031
Accounts payable	2,001	4,117	2,245
Accrued salaries, wages and related benefits	202	1,970	1,220
Other accrued liabilities	387	258	(134)
Other, net	(13)	(896)	367

Net cash provided by operating activities	25,665	5,322	22,971
Investing activities
Proceeds from sales of assets	176	237	148
Acquisitions of certain service centers, net of cash received	(15,882)	(6,927)	(6,760)
Purchases of property, plant and equipment	(11,855)	(9,164)	(9,466)

Net cash used in investing activities	(27,561)	(15,854)	(16,078)
Financing activities
(Payments) borrowings under bank credit facility, net	(6,606)	9,774	(8,048)
Principal payments on long-term debt	(15)	(74)	—
Proceeds from stock option exercises	8,035	838	1,802

Net cash provided by (used in) financing activities	1,414	10,538	(6,246)

Net (decrease) increase in cash and cash equivalents	(482)	6	647
Cash and cash equivalents at beginning of year	3,658	3,652	3,005

Cash and cash equivalents at end of year	$3,176	$3,658	$3,652

Supplemental disclosures:
Interest paid during the year	$681	$525	$765
Income taxes paid during the year	7,089	7,810	5,042
The following items are not included in the Consolidated Statement of Cash Flows:
Minimum pension liability adjustment	$(291)	$662	$—

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 26, 2004

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

Business Information

The Company operates in one business segment. The principal business of the Company is the distribution of collision replacement parts for automobiles and light trucks to collision repair shops through a network of distribution centers located within the United States, eight in Canada and one in Mexico.

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

Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March. The fiscal years ended March 26, 2004, March 28, 2003 and March 29, 2002 each included 52 weeks, respectively. The fiscal year ending March 25, 2005 is a 53 week year.

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

During each of 2004 and 2003, the Company imported 38% of its products directly or indirectly from the Far East.

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of March 26, 2004.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on its operating results or financial position of the Company.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position or statement of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which is effective for fiscal years beginning after June 15, 2002, SFAS No. 143 requires legal obligations associated with the retirement of long-lives assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the estimated useful life of the asset. SFAS No. 143 was adopted by the Company on March 29, 2003 and did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No., 51 and applied immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 became effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. FIN 46 was adopted by the Company on September 30, 2003 and did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company on June 15, 2003 and did not have a material impact on the Company’s financial position or results of operations.

In December 2003 the FASB issued SFAS No. 132 (Revised), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 (Revised) retained disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. SFAS No. 132 (Revised) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS No. 132 (Revised) did not have a material impact on the Company’s financial position or results of operations.

2.    ACQUISITIONS

During fiscal 2004, the Company acquired certain assets of the following businesses: Landmark Auto Parts, a distributor of aftermarket collision replacement parts in Newport News, Virginia in May 2003; U.S. Crash Parts, a distributor of aftermarket collision parts in Lexington, Kentucky in June 2003; Kansas Bumper/MOKAN, a distributor of aftermarket collision replacement parts in Kansas City, Lawrence, Topeka, Manhattan, Wichita and Liberal, Kansas in September 2003; and Sam’s Nu-Chrome Bumper, a distributor of bumpers in New Orleans, Louisiana in December 2003. In addition, the Company acquired all of the outstanding capital stock of

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two Canadian distributors of aftermarket collision replacement parts. The Company acquired MultiPro in August 2003, with locations in Drummondville, Montreal, Quebec, Ottawa and Sherbrooke, Canada and Quinte in January 2004, with locations in Trenton, Toronto, Ottawa and Montreal, Canada. The Company acquired these companies for approximately $15.9 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $6.8 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2004 and 2003, assuming that these acquisitions had been made at the beginning of fiscal 2003, would not have been materially different from the results presented.

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

3.    GOODWILL AND OTHER INTANGIBLES

Amortization expense for other intangibles for the years ended March 26, 2004, March 28, 2003 and March 29, 2002 was $525,000, $483,000 and $484,000.

The carrying amount of goodwill as of March 26, 2004 and March 28, 2003 was $9.7 million and 3.0 million, respectively.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    FINANCING ARRANGEMENTS

The Company maintains a revolving line of credit with a commercial lender that provides a $40,000,000 secured credit facility and the balance is due on June 1, 2005. Initial advances under the revolving line of credit are made with interest at the lender’s prime rate (4.00% at March 26, 2004). The Company has converted a portion of the advances to LIBOR plus 1.00% (2.2% and 2.1% at March 26, 2004). At March 26, 2004, $10.0 million was outstanding under the line of credit. In December 2003, the Company caused the commercial lender to renew a letter of credit in the amount of $4.3 million and in March 2004 issue another letter of credit in the amount of $3.1 million to secure certain obligations to its primary insurers, which reduces the amount available under the credit facility. The availability under the line of credit at March 26, 2004 was $22.6 million. The loan agreement is subject to certain restrictive covenants and requires that the Company maintain certain financial ratios. The Company was not in compliance with all covenants as of March 26, 2004, but had obtained a waiver from its commercial lender prior to the filing of this Annual Report.

5.    SHAREHOLDERS’ EQUITY

The Company maintains a stock repurchase plan as authorized by the Board of Directors, which at March 26, 2004, authorized the purchase of up to $4.1 million of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased approximately 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. No shares were repurchased during fiscal 2004 or fiscal 2003.

In February 2000, the Company issued 100,000 warrants to purchase the Company’s stock at an exercise price of $6.50 to a vendor. The warrants are exercisable starting in February 2001 through 2005, or through the date of dissolution of the agreement. Using the intrinsic value method, the Company recorded the warrants in equity at $236,000 and amortized the expense over the period services were received from the vendor. The warrants were fully amortized in fiscal 2002. These warrants were exercised in March 2004.

In September 2003, the Company issued restricted stock to each of its Directors, except the Chief Executive Officer. Each Director was given 1,456 shares, having a value of $30,000 based upon the closing price of the Company’s Common Stock on September 2, 2003 of $20.60. The transfer or sale of these shares are restricted for one year.

Subject to restrictions under the Company’s credit facility, the Company may pay dividends at the discretion of the Board of Directors. The Company has never paid dividends.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year ended
	March 26, 2004	March 28, 2003	March 29, 2002
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$17,722	$14,747	$(22,033)

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	14,998	14,635	14,467
Effect of dilutive securities:
Employee stock options and warrants	268	333	409

Denominator for dilutive earnings (loss) per share—adjusted weighted average shares and assumed conversions	15,266	14,968	14,876

Basic earnings (loss) per share	$1.18	$1.01	$(1.52)

Diluted earnings (loss) per share	$1.16	$.99	$(1.48)

7.    RELATED PARTY TRANSACTIONS

The Company has entered into various property lease agreements with related parties, including certain of the Company’s directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm’s length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $1,155,000, $956,000 and $956,000 for the fiscal years 2004, 2003 and 2002 respectively, exclusive of the Company’s obligation for property taxes and insurance.

8.    SALES BY PRODUCT

	Fiscal Year Ended
	March 26, 2004	March 28, 2003	March 29, 2002
	(in millions)
Automotive body parts	$255.2	$216.6	$176.9
Bumpers	147.2	127.8	112.2
Paint and related materials	58.9	56.0	59.0
Wheels and related products	39.6	35.8	29.0
Other	.2	2.9	5.2

Total Sales	$501.1	$439.1	$382.3

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

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 26, 2004	March 28, 2003
	(in thousands)
Deferred tax assets:
Inventories	$2,701	$3,256
Intangibles	5,544	6,276
Excess of tax basis over book basis of property and equipment	—	40
Accrued expenses	2,522	3,271
Other, net	510	525

Total deferred tax assets	11,277	13,368
Valuation allowance	(378)	(384)

	10,899	12,984
Deferred tax liabilities:
Prepaid expenses	(677)	(422)
Excess of book basis over tax basis of property and equipment	(376)	—

Total deferred tax liabilities	(1,053)	(422)

Net deferred tax assets	$9,846	$12,562

The Company recorded a valuation allowance related to a deferred tax asset recorded as a result of the write-off of its investment in an internet company.

Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

	Year ended
	March 26, 2004	March 28, 2003	March 29, 2002
	(in thousands)
Current:
Federal	$7,397	$8,916	$3,429
State	763	1,044	439
Foreign	291	—	6

	8,451	9,960	3,874
Deferred:
Federal	2,462	(446)	(3,776)
State	254	(52)	(483)

	2,716	(498)	(4,259)

	$11,167	$9,462	$(385)

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

	Year ended
	March 26, 2004	March 28, 2003	March 29, 2002
	(in thousands)
Income taxes at statutory tax rate	$10,150	$8,490	$(7,466)
State income taxes, net of federal tax effect	981	1,033	(636)
Non-deductible intangibles	—	—	7,542
Non-deductible expenses	203	234	178
Rate change and other	(161)	(303)	—
Valuation allowance	(6)	8	(3)

	$11,167	$9,462	$(385)

10.     EMPLOYEE BENEFIT PLANS

The Company has suspended its defined benefit pension plan (the “Plan”) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Pension Benefits
	March 26, 2004	March 28, 2003	March 29, 2002
	(in thousands)
Service cost	$—	$—	$—
Interest cost	306	303	332
Recognized gains or (losses)	98	19	139
Prior service cost recognized	—	—	—
Expected return on assets	(251)	(289)	(261)

	$153	$33	$210

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the status of the funding of the plans:

	Pension Benefits		Other Benefits
	March 26, 2004	March 28, 2003	March 26, 2004		March 28, 2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,167	$5,131	$		$288
Service cost	—	—		—	—
Interest cost	306	303		—	—
Plan participants’ contributions	—	—		—	—
Actuarial (gains) losses	233	60		—	(288)
Settlement gain	—	—		—	—
Benefits paid	(456)	(327)		—	—
Plan amendments	—	—		—	—
Change in assumptions	—	—		—	—

Benefit obligation at end of year	$5,250	$5,167		$—	$—

Change in plan assets:
Fair value of plan assets at beginning of year	$2,958	$3,426		$—	$—
Actual return on plan assets	859	(735)		—	—
Company contributions	581	594		—	—
Benefits paid	(456)	(327)		—	—

Fair value of plan assets at end of year	$3,942	$2,958		$—	$—

Funded status:
Funded status of the plan (underfunded)	$(1,308)	$(2,209)	$		$(288)
Unrecognized net actuarial (gain) losses	1,495	1,969		—	—

Net amount recognized	$187	$(240)	$		$(288)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(1,308)	$(2,209)	$		$(288)
Accumulated other comprehensive loss	1,495	1,969		—	—

Net amount recognized	$187	$(240)	$		$(288)

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” at March 26, 2004 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The balance of the liability of $1,495,000 was reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $583,000.

In determining the actuarial present value of projected benefit obligations at March 26, 2004 and March 28, 2003, a discount rate of 5.75% and 6.00%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended March 26, 2004 and March 28, 2003.

The Company maintains a 401(k) plan, as amended, that covers substantially all of its employees. Employees who have completed more than one year of service are eligible and may contribute from 1% to 50% of their base pay. The Company matches 50% of the first 6% of employee contributions. Employee contributions

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vest immediately, while employer contributions vest based on years of service. Employer contributions to the plan were $1,411,000, $1,374,000 and $1,265,000 as of March 26, 2004, March 28, 2003 and March 29, 2002, respectively.

11.    STOCK COMPENSATION PLANS

In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the “1996 Plan”). There were 2,700,000 shares of Common Stock reserved for issuance under the 1996 Plan, as amended. The 1996 Plan provides for granting of stock options that may be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986 (the Code) or “non-qualified stock options,” which do not satisfy the provisions of Section 422A of the Code. Options are required to be granted at an option price per share equal to the fair market value of Common Stock on the date of grant. Stock options may not be granted longer than 10 years from the date of the 1996 Plan. All options granted to employees have ten-year terms and vest at the rate of 25% per year, commencing one year from the date of grant.

Stock Option Plan	Shares (1)	Weighted Average Exercise Price
Outstanding at March 30, 2001	1,495,825	10.24
Granted	199,175	10.49
Exercised	(223,775)	6.92
Expired/Cancelled	(4,500)	10.31

Outstanding at March 29, 2002	1,466,725	$10.53
Granted	312,383	18.18
Exercised	(108,700)	7.55
Expired/Cancelled	(51,265)	14.62

Outstanding at March 28, 2003	1,619,143	$12.02
Granted	153,736	17.85
Exercised	(650,825)	5.73
Expired/Cancelled	(55,000)	8.93

Outstanding at March 26, 2004	1,067,054	13.19

(1)	Includes 35,000 shares outstanding at March 26, 2004 granted to non-employee directors outside of the 1996 Plan during prior fiscal years.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tabulation summarizes certain information concerning outstanding and exercisable options at March 26, 2004, March 29, 2002 and March 30, 2001

	Price Range
	$5.53-$9.00	$10.00-$20.00	$20.375-$20.60
Outstanding options as of March 29, 2002:
Number outstanding	655,150	771,375	40,200
Weighted average exercise price	$5.86	$13.99	$20.38
Weighted average remaining contractual life in years	8.1	6.8	5.8
Exercisable options:
Number exercisable	203,125	446,875	40,200
Weighted average exercise price	$6.50	$15.30	$20.40
Outstanding options as of March 28, 2003:
Number outstanding	567,100	1,011,843	40,200
Weighted average exercise price	$5.87	$15.14	$20.375
Weighted average remaining contractual life in years	7.1	6.7	4.8
Exercisable options:
Number exercisable	305,775	539,813	40,200
Weighted average exercise price	$6.10	$14.70	$20.40
Outstanding options as of March 26, 2004:
Number outstanding	289,000	761,218	16,836
Weighted average exercise price	$6.34	$15.45	$20.40
Weighted average remaining contractual life in years	5.5	5.8	4.4
Exercisable options:
Number exercisable	114,875	318,880	8,100
Weighted average exercise price	$6.50	$14.70	$20.40

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	March 26, 2004	March 28, 2003	March 29, 2002
	(In thousands, except per share amounts)
Pro forma:
Net income (loss)—as reported	$17,722	$14,747	$(22,033)
Add: Stock Based Compensation	64	—	—
Less: Fair value stock-based compensation	(553)	(780)	(687)

Net income (loss)—pro forma	$17,233	$13,967	$(22,720)

Net income (loss) per share—as reported:
Basic	$1.18	$1.01	$(1.52)

Diluted	$1.16	$.99	$(1.48)

Net income (loss) per share—pro forma:
Basic	$1.15	$.95	$(1.57)

Diluted	$1.13	$.93	$(1.53)

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

	March 26, 2004	March 28, 2003	March 29, 2002
Risk free interest rate	4.76%	5.59%	5.87%
Expected life in years	4	4	4
Expected volatility	44.5%	41.5%	41.9%
Expected dividend yield	0.00%	0.00%	0.00%

12.    COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments, under non-cancelable operating leases with initial terms of one year or more, are approximately as follows at March 26, 2004:

	Related Party Leases	Other	Total Operating Leases
	(in thousands)
2005	$1,109	$15,887	$16,996
2006	779	14,365	15,144
2007	488	11,796	12,284
2008	479	7,991	8,470
2009	412	4,944	5,356
Thereafter	—	13,366	13,366

Total minimum rental payments	$3,267	$68,349	$71,616

Total rent expense amounted to $17,022,000, $15,469,000 and $13,588,000 for fiscal 2004, 2003 and 2002, respectively, exclusive of the Company’s obligation for property taxes and insurance.

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

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 26, 2004 and March 28, 2003:

	Quarter Ended
	June 27	September 26	December 26	March 26
	(In thousands, except per share amounts)
2004:
Net sales	$118,100	$116,663	$126,277	$140,068
Gross profit	51,531	50,270	55,560	61,668
Net income	4,180	2,687	4,507	6,348
Per Common Share:

Net income per share:

Basic	$0.28	$0.18	$0.30	$0.42
Diluted	$0.28	$0.18	$0.29	$0.41

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	June 28	September 27	December 27	March 28
	(In thousands, except per share amounts)
2003:
Net sales	$106,724	$101,137	$108,548	$122,730
Gross profit	46,474	43,878	47,516	53,358
Net income	3,545	2,663	3,595	4,944
Per Common Share:

Net income per share:

Basic	$0.24	$0.18	$0.25	$0.34
Diluted	$0.23	$0.18	$0.24	$0.33

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934, as amended, (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s fourth quarter of the year ended March 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

However, the Company is currently evaluating its internal controls preparatory to complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted by the Securities and Exchange Commission thereunder. While management has confidence in its current internal controls as expressed above, it is anticipated that changes in these controls will result from the Company’s compliance efforts.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held August 18, 2004, which will be filed with the Securities and Exchange Commission within 120 days of March 26, 2004. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held August 18, 2004, which will be filed with the Securities and Exchange Commission within 120 days of March 26, 2004. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Other than as set forth below, the information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held August 18, 2004, which will be filed with the Securities and Exchange Commission within 120 days of March 26, 2004. Such information is incorporated herein by reference.

Equity Compensation Plan Information

	March 26, 2004
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,032,054	$12.98	327,471
Equity compensation plans not approved by security holders	35,000	15.51	—

Total	1,067,054		327,471

The balance of the securities which may be issued pursuant to equity compensation plans not approved by security holders represent non-qualified stock options granted to four non-employee directors in 2001, 2000, 1999 and 1998.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held August 18, 2004, which will be filed with the Securities and Exchange Commission within 120 days of March 26, 2004. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held August 18, 2004, which will be filed with the Securities and Exchange Commission within 120 days of March 26, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

See the Index to Item 8 above.

(a)(2) Financial Statement Schedule:

See (d) below.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.2.1(17)	First Amendment to Rights Agreement dated as of January 8, 2003.

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.14(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 26, 1997

Exhibit No.	Description

10.15(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 31, 1998

10.16(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 24, 1999

10.17(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2000

10.18(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2001

10.19(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 31, 1998

10.20(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 24, 1999

10.21(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 23, 2001

10.22(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 26, 1997

10.23(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 31, 1998

10.24(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 24, 1999

10.25(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 23, 2001

10.26(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 24, 1999

10.27(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2000

10.28(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2001

10.29(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.30(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.31(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.32(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.33(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.34(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

10.35(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.36(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.37(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.38.1(21)	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association [10.38.1]*

Exhibit No.	Description

10.38.2(20)	Second Amendment to Credit Agreement dated as of August 1, 2003 between Registrant and Wells Fargo Bank, National Association [10.38.2]*

10.39(19)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Currey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(19)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

10.41(20)(A)	Consulting Agreement between Charles J. Hogarty and Registrant dated September 1, 2003. [10.41(A)]*

21.1	Subsidiaries

23.1	Consent of independent auditors.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.

(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.
(18)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2003.
(19)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on
June 27, 2002.
(20)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 10, 2003.
(21)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

On February 5, 2004, the Company filed a Current Report on Form 8-K with respect to Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 12. Results of Operations and Financial Condition, announcing its financial and operating results for the third quarter ended December 26, 2003.

(c) Exhibits:

See (a)(3) above.

(d) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Registrant’s financial statements or the related notes thereto.

KEYSTONE AUTOMOTIVE INDUSTRIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Year ended March 26, 2004
Allowance for uncollectible accounts	$1,291	$756	$—	$1,160	$887
Year ended March 28, 2003
Allowance for uncollectible accounts	$1,046	$855	$—	$610	$1,291
Year ended March 29, 2002
Allowance for uncollectible accounts	$1,029	$1,552	$—	$1,535	$1,046

(1)	Uncollectible accounts written-off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ CHARLES J. HOGARTY
Charles J. Hogarty
President

Dated: June 7, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHARLES J. HOGARTY Charles J. Hogarty	President, Chief Executive Officer and Director	June 7, 2004

/s/ JOHN M. PALUMBO John M. Palumbo	Vice President and Treasurer (Principal Financial and Accounting Officer)	June 7, 2004

/s/ RONALD G. FOSTER Ronald G. Foster	Director	June 7, 2004

/s/ RONALD G. BROWN Ronald G. Brown	Director	June 7, 2004

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	June 7, 2004

/s/ AL A. RONCO Al A. Ronco	Director	June 7, 2004

/s/ GEORGE E. SEEBART George E. Seebart	Director	June 7, 2004

/s/ KEITH M. THOMPSON Keith M. Thompson	Director	June 7, 2004