Form 10-Q
period 2004-07-02
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2004-08-11
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: July 2, 2004

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at August 9, 2004 was 15,559,430 shares.

This Form 10-Q contains 20 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	July 2, 2004	March 26, 2004
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,685	$3,176
Accounts receivable, net of allowance of $832 at July 2004 and $887 at March 2004	45,256	44,005
Inventories, primarily finished goods	109,706	107,221
Other current assets	8,636	11,532

	169,283	165,934
Plant, property and equipment, net	32,244	30,652
Goodwill	10,053	9,662
Other intangibles, net of accumulated amortization of $3,682 at July 2004 and $3,565 at March 2004	1,208	1,323
Other assets	9,114	8,342

Total assets	$221,902	$215,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$5,849	$10,000
Accounts payable	22,982	18,598
Accrued liabilities	14,281	14,477

	43,112	43,075

Other long-term liabilities	1,197	1,311

Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 15,545,000 at July 2004 and 15,443,000 at March 2004	90,883	89,492
Restricted Stock	1,004	180
Additional paid-in capital	5,967	5,967
Retained earnings	80,893	76,841
Accumulated other comprehensive loss	(1,154)	(953)

	177,593	171,527

	$221,902	$215,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Fourteen Weeks Ended July 2, 2004	Thirteen Weeks Ended June 27, 2003
Net sales	$141,117	$118,100
Cost of sales	79,912	66,569

Gross profit	61,205	51,531
Operating expenses:
Selling and distribution	41,691	34,672
General and administrative	13,634	10,349

Operating income	5,880	6,510
Other income	896	544
Interest expense	(95)	(174)

Income before income taxes	6,681	6,880
Income taxes	2,629	2,700

Net income	$4,052	$4,180

Per Common Share:
Net income per share:
Basic	$0.26	$0.28

Diluted	$0.26	$0.28

Weighted average common shares outstanding:
Basic	15,469,000	14,760,000

Diluted	15,766,000	15,118,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Fourteen Weeks Ended July 2, 2004	Thirteen Weeks Ended June 27, 2003
Operating activities:
Net income	$4,052	$4,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,864	1,540
Provision for losses on uncollectible accounts	45	268
Provision for write-down of inventories	385	597
Gain on sale of assets, net	(44)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	1,596
Inventories	(2,827)	(3,209)
Other assets	2,851	1,550
Accounts payable	4,384	(492)
Accrued liabilities	(511)	(1,640)

Net cash provided by operating activities	8,955	4,360

Investing activities:
Proceeds from sale of assets	77	47
Acquisitions of certain distribution centers, net of cash received	(670)	(3,833)
Purchases of property, plant and equipment	(3,093)	(2,603)

Net cash used in investing activities	(3,686)	(6,389)

Financing activities:
Other debt, net	—	(7)
(Payment) borrowings under the bank credit facility, net	(4,151)	979
Net proceeds on option exercises	1,391	1,627

Net cash (used in) provided by financing activities	(2,760)	2,599

Net increase in cash and cash equivalents	2,509	570

Cash and cash equivalents at beginning of period	3,176	3,658

Cash and cash equivalents at end of period	$5,685	$4,228

Supplemental disclosures:
Interest paid during the period	$113	$182

Income taxes paid during the period	$78	$203

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 2, 2004

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 14-week period ended July 2, 2004 are not necessarily indicative of the results that may be expected for the full year ending April 1, 2005. The comparable quarter in the prior fiscal year comprised a 13-week period. For further information, refer to the financial statements and footnotes thereto for the year ended March 26, 2004, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 9, 2004.

2. Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 53-week year, ends on the last Friday of the first week in April.

3. Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4. Acquisitions

The results of operations for the quarter ended July 2, 2004 reflect the operations from certain businesses acquired in August, September and December 2003 and January, April and June 2004, as of the date of each acquisition. No results relating to these acquisitions were included with respect to the first quarter of fiscal 2004. The unaudited pro forma results for the first quarter of fiscal 2005, assuming these acquisitions had been made at the beginning of fiscal 2005, would not be materially different from the results presented.

5. Stock Compensation Plans

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Fourteen Weeks Ended July 2, 2004	Thirteen Weeks Ended June 27, 2003
	(thousands, except per share amount)
Pro forma:
Net income – as reported	$4,052	$4,180
Add: Stock-based compensation as reported in net income	27	—
Less: Fair value stock-based compensation	(140)	(148)

Net income – pro forma	$3,939	$4,032
Net income per share – as reported:
Basic	$0.26	$0.28
Diluted	$0.26	$0.28
Net income per share – pro forma:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27

6. Sales By Product

	Fourteen Weeks Ended July 2, 2004	Thirteen Weeks Ended June 27, 2003
	(in thousands)
Automotive body parts	$71.2	$58.9
Bumpers	41.7	33.8
Paint and related materials	17.3	15.0
Wheels and related products	10.9	9.9
Other	—	.5

Net Sales	$141.1	$118.1

7. Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Fourteen Weeks Ended July 2, 2004		Thirteen Weeks Ended June 27, 2003
	(in thousands)
Service cost	$—		$—
Interest cost	68		76
Expected return on plan assets	(73)		(63)
Recognized net actuarial (gains) or losses	18		32
Prior service cost recognized	—		—

	$13	(1)	$45

(1)	In addition, for the first quarter of the fiscal year beginning March 27, 2004, an additional amount of $88,000 was expensed to represent an anticipated settlement charge during the fiscal year. The total amount expensed for the first quarter of this fiscal year was $100,500.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those set forth under “Item 5. Other Information,” that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in the Company’s Form 10-K for the year ended March 26, 2004, on file with the Securities and Exchange Commission.

Because the quarter ended July 2, 2004 contained 14 weeks as compared to 13 weeks in the quarter ended June 27, 2003, comparisons of the results of operations for the two periods, other than on a percentage of sales basis, must be carefully analyzed.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Fourteen Weeks Ended July 2, 2004	Thirteen Weeks Ended June 27, 2003
Net sales	100.0%	100.0%
Cost of sales	56.6	56.4

Gross profit	43.4	43.6
Selling and distribution expenses	29.5	29.4
General and administrative expenses	9.7	8.8
Other income	0.6	0.5
Interest expense	(0.1)	(0.1)

Income before income taxes	4.7	5.8
Income taxes	1.8	2.3

Net income	2.9%	3.5%

Fourteen weeks ended July 2, 2004 compared to thirteen weeks ended June 27, 2003

Net sales were $141.1 million for the 14-week quarter ended July 2, 2004 (the “2004 Quarter”) compared to $118.1 million for the 13-week quarter ended June 27, 2003 (the “2003 Quarter”), an increase of $23.0 million or 19.5%. A material amount of the increase in net sales results from the extra week in the 2004 Quarter. Overall, the increase in net sales reflects increases in the sale of body parts, bumpers and wheels. During the 2004 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), increased by $12.3 million (an increase of 20.9%), sales of new and recycled bumpers increased by $7.9 million (an increase of 23.4%) and sales of wheels and related materials increased by $1.0 million or 10.1%. The increases were attributable in part to the fact that insurance companies were specifying more aftermarket parts in connection with the repair of insured vehicles and in part to price increases instituted since June 27, 2003.

Gross profit increased in the 2004 Quarter to $61.2 million (43.4% of net sales) from $51.5 million (43.6% of net sales) in the 2003 Quarter, an increase of 18.8%, primarily as a result of the increase in net sales. The gross margin decreased by 0.2% of net sales primarily as a result of an inventory adjustment of $625,000 booked during the 2004 Quarter. The Company estimates that approximately $450,000 occurred during the last three quarters of fiscal 2004 and believes that the effect in any fiscal 2004 prior quarter is not material. The inventory adjustment was made after the Company in June 2004 discovered two errors in the software underlying the new management information systems which had resulted in the double counting of certain inventory over the last four quarters, primarily returns of recycled bumpers at certain locations. The software programs have been revised and no further such adjustments are anticipated.

Selling and distribution expenses increased to $41.7 million (29.5% of net sales) in the 2004 Quarter from $34.7 million (29.4% of net sales) in the 2003 Quarter, an increase of 20.2%. The increase in selling and distribution expenses was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs. In addition, during the 2004 Quarter, on a comparative basis, fuel costs increased by approximately $250,000, the Company spent approximately $65,000 advertising its new e-commerce initiative websites (getcrashparts.com and getradiators.com) and a lease termination expense of $150,000 was booked.

General and administrative expenses increased to $13.6 million (9.7% of net sales) in the 2004 Quarter compared to $10.3 million (8.8% of net sales) in the 2003 Quarter, an increase of 31.7%. The increase in general and administrative expenses and its increase as a percentage of net sales was in large part the result of expenses of approximately $500,000 related to the retirement of Mr. Hogarty, the current chief executive officer and the hiring of Mr. Keister, who will replace Mr. Hogarty effective August 18, 2004; a write-down of certain computer software of $125,000; expenses relating to the Sarbanes-Oxley Section 404 implementation effort; increased legal fees primarily related to the pending lawsuit with General Motors Corporation (see “Part II, Item 1. Legal Proceedings,” below) and increased costs relating to the enterprise-wide management information system roll-out as the pace of implementation has been accelerating.

Primarily as a result of the increases in general and administrative expenses, the Company experienced a decrease in net income for the 2004 Quarter. Net income for the 2004 Quarter was $4.1 million (2.9% of net sales), as compared to net income of $4.2 million (3.5% of net sales) in the 2003 Quarter.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, for the development and implementation of an enterprise-wide management information system and for working capital to finance increased sales levels. At July 2, 2004, working capital was $126.2 million compared to $122.9 million at March 26, 2004. The Company financed its working capital requirements and the two small acquisitions completed during the first quarter of fiscal 2004 from cash flow from operations.

During the three months ended July 2, 2004, the Company’s cash and cash equivalents increased by $2.5 million. This increase is the result of (i) an increase in cash provided by operating activities of $9.0 million, partially offset by (ii) decreases in cash used in financing activities of $2.8 million and cash used in investing activities of $3.7 million, primarily as a result of acquisitions and the purchase of property and equipment primarily related to the implementation of the Company’s enterprise software package. The decrease in cash used in financing activities resulted primarily from payments of $4.2 million to reduce the amount outstanding under the Company’s credit facility partially offset by cash proceeds from the exercise of stock options. The increase in cash provided by operating activities resulted primarily from the elimination of $2.3 million of non-cash expenses from the reported net income of $4.1 million and as the result of an increase in inventory. The most significant non-cash expenses were depreciation and amortization and the provision for a write-down of inventories.

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility, which expires on June 1, 2005. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At July 2, 2004, $5.8 million had been drawn down under the line of credit and, of this amount, $5.0 million bore an interest rate of 2.2% and $.8 million was at a 4.3% interest rate. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at July 2, 2004, and at the date of the filing of this Quarterly Report. In December 2003, the Company caused its commercial lender to renew a $4.3 million letter of credit and in March 2004 issued an additional letter of credit for $3.1 million to the Company’s primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At July 2, 2004, $26.8 million was available to the Company under the line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see “Item 5. Other Information – Prelude Software System Installation”) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Item 5. Other Information” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit facility. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10.0 million at July 2, 2004, or approximately 4.5% of total assets or 5.7% of consolidated shareholders’ equity. Goodwill amounted to $9.7 million at March 26, 2004, or approximately 4.5% of total assets or 5.6% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of two acquisitions. Pursuant to SFAS No. 142, the Company reviews the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. The annual impairment tests of goodwill were performed during the fourth quarter of fiscal 2004 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. The Company is not aware of any significant events or changes that would affect the recoverability of those amounts as of July 2, 2004.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of July 2, 2004, other intangible assets amounted to $1.2 million. For each of the quarters ended July 2, 2004 and June 27, 2003, amortization of other intangible assets was approximately $0.1 million.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2004, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2004.

There have been no changes in the Company’s internal controls over financial reporting that occurred in the Company’s last fiscal quarter that materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

As previously disclosed in Company filings, in November 2002, General Motors Corporation instituted suit against Keystone and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that Keystone is distributing, replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. General Motors is seeking damages in an unspecified amount as well as certain equitable relief, including an injunction. In December 2003 General Motors moved for summary judgment on two of the Company’s nine affirmative defenses. On April 8 the Court granted in part and denied in part General Motors’ motion. Keystone’s main defenses of functionality and failure of the placeholder to act as a trademark were preserved. A portion of Keystone’s implied license defense was dismissed. On May 5, 2004 General Motors moved for summary judgment on two additional affirmative defenses (laches and acquiescence). A hearing has been set for September.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES. None

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

The leading case involving aftermarket crash parts - Avery v. State Farm Insurance Company - was brought in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. The parties have filed their briefs and conducted oral argument. A decision by the Illinois Supreme Court was expected by now, so a decision could be forthcoming at any time after the fall session of the Court resumes. Since Avery is the only class action case involving aftermarket parts to proceed to trial, the decision in this case is likely to have a major impact on the future of aftermarket parts litigation.

Shortly after the verdict in the Avery case, State Farm and many other insurance companies suspended their practice of specifying non-OEM crash parts on repair estimates. While many insurance companies are again specifying certain aftermarket parts in the repair of insured vehicles, State Farm, the nation’s largest automobile insurer, has not. The State Farm decision has had, and continues to have, an adverse impact on the Company’s sales and net income.

Currently, there are a number of other aftermarket parts cases pending in various jurisdictions across the country, including a statewide class action against the Farmers Group in the state of California. The Company has not been made a party in any of these cases. There can be no assurance, however, that Keystone will not be brought into one of these cases or some other aftermarket parts case in the future.

On January 30, 2000, a class action was filed in Quebec against two auto insurers, Groupe Desjardins, ING Canada and AXA Canada, relating to their specification of aftermarket parts in the repair of vehicles. The case is modeled after the State Farm case and the Plaintiffs are relying in part on the judgment in that case. The case is expected to trial sometime in early 2005.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on Keystone would be material and adverse. Should this occur, OEMs would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in one or more aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

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

Federal and State Action. To date, legislation had passed in eight states requiring some form of consent from the vehicle owner prior to installing aftermarket collision replacements parts. During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require consent or special disclosure before using aftermarket parts. During 2003, 42 separate bills were introduced in 20 states. Of these bills, the legislatures in North Carolina and Rhode Island enacted laws affecting the use of aftermarket parts by providing that aftermarket parts must be equal (Rhode Island) or be equivalent (North Carolina) in fit, quality and performance to the comparable OEM part.

During 2004, 34 bills have been introduced in 16 states, including 17 bills in eight states which were carried over from 2003. Only 22 bills remain active and only one bill has passed to date. These bills generally affect the use of aftermarket parts in one or more of the following ways: consent of the vehicle owner to the use of aftermarket parts, notification to the vehicle owner before aftermarket parts are used, restriction on the use of aftermarket parts to older model years or requiring aftermarket parts to meet certain standards in comparison to the OEM part they would be replacing. Florida recently passed a law requiring that aftermarket parts must be equivalent to the comparable OEM part.

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

Prelude Software System Installation. The Company continues to install its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of August 1, 2004, only one of the legacy systems remains, excluding Canada and recent acquisitions. This continues to be an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. The Company began rolling out the system to other locations in July 2002. Through August 1, 2004, the system had been installed in 107 locations, leaving 34 locations on legacy systems, excluding Canada and certain recent acquisitions. Based upon the projected rollout, excluding Canada and recent acquisition locations, complete installation of the system company-wide is now expected by November 2004.

It is estimated that total costs from inception through the complete roll-out will be approximately $19.4 million, which includes hardware, software, infrastructure and employee related expenses. Through July 2, 2004, the Company had capitalized approximately $11.5 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $13.0 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

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

Decline in the Number of Collision Repairs. While the number of collision repairs has declined in recent years, and may continue to do so in the future, the cost of repairing a vehicle has continued to increase. The decline in the number of vehicles being repaired is due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. Recent innovations such as impact detection devices available on certain vehicles could also result in less collisions. The continuation of the decline in the number of vehicles being repaired may have a material adverse effect on the Company.

Volatility of Stock Price. The trading price of the Company’s Common Stock may be subject to significant fluctuations as a result of variations in the Company’s actual or anticipated operating results, changes in general market conditions and other factors. In recent years, the stock market generally has experienced significant price and volume fluctuations which often have been unrelated or disproportionate to the operating performance of a specific company or industry. There can be no assurance that the market price of the Company’s Common Stock will not decline below the current market price. The results of operations for the quarter ended July 2, 2004 were below the expectations of public market analysts and as a result, the price of the Company Common Stock has been adversely affected. There can be no assurance that results in the future may not disappoint and cause a further erosion of the stock price.

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

On June 3, 2004, Registrant filed a Current Report on Form 8-K under Item 12. Results of Operations and Financial Condition in connection with the release of the Company’s results for the fiscal year ended March 26, 2004 and attached the related press release as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/S/ John M. Palumbo
John M. Palumbo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 11, 2004