Form 10-Q
period 2004-10-01
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2004-11-10
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: October 1, 2004

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at November 5, 2004 was 15,614,000 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets October 1, 2004 (unaudited) and March 26, 2004	3

	Condensed Consolidated Statements of Income Thirteen weeks (unaudited) and twenty-seven weeks (unaudited) ended October 1, 2004 Thirteen weeks (unaudited) and twenty-six weeks (unaudited) ended September 26, 2003	4

	Condensed Consolidated Statements of Cash Flows Twenty-seven weeks (unaudited) ended October 1, 2004 and Twenty-six weeks (unaudited) ended September 26, 2003	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	13
Item 4.	Controls and Procedures	14

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18
Certifications		19

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	October 1, 2004	March 26, 2004
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$4,231	$3,176
Accounts receivable, net of allowance of $906 at October 2004 and $887 at March 2004	42,696	44,005
Inventories, primarily finished goods	111,791	107,221
Other current assets	9,452	11,532

Total current assets	168,170	165,934
Plant, property and equipment, net	32,593	30,652
Goodwill	10,109	9,662
Other intangibles, net of accumulated amortization of $3,661 at October 2004 and $3,565 at March 2004	1,113	1,323
Other assets	8,559	8,342

Total assets	$220,544	$215,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$1,494	$10,000
Accounts payable	25,844	18,598
Accrued liabilities	12,008	14,477

Total current liabilities	39,346	43,075
Other long-term liabilities	857	1,311
Commitments and contingencies

Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 15,607,000 at October 2004 and 15,443,000 at March 2004	91,485	89,492
Restricted Stock	256	180
Additional paid-in capital	5,967	5,967
Retained earnings	83,285	76,841
Accumulated other comprehensive loss	(652)	(953)

Total shareholders’ equity	180,341	171,527

Total liabilities and shareholders’ equity	$220,544	$215,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended October 1, 2004	Thirteen Weeks Ended September 26, 2003	Twenty-seven Weeks Ended October 1, 2004	Twenty-six Weeks Ended September 26, 2003
Net sales	$127,408	$116,663	$268,525	$234,763
Cost of sales	72,397	66,393	152,309	132,962

Gross profit	55,011	50,270	116,216	101,801
Operating expenses:
Selling and distribution	39,409	36,028	81,100	70,700
General and administrative	12,369	10,311	26,003	20,660

Operating income	3,233	3,931	9,113	10,441
Other income	804	649	1,700	1,193
Interest expense	(63)	(166)	(158)	(340)

Income before income taxes	3,974	4,414	10,655	11,294
Income taxes	1,582	1,727	4,211	4,427

Net income	$2,392	$2,687	$6,444	$6,867

Per Common Share:
Net income per share:
Basic	$0.15	$0.18	$0.41	$0.46

Diluted	$0.15	$0.18	$0.41	$0.45

Weighted average common shares outstanding:
Basic	15,570,000	14,892,000	15,518,000	14,825,000

Diluted	15,789,000	15,233,000	15,752,000	15,137,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-seven Weeks Ended October 1, 2004	Twenty-six Weeks Ended September 26, 2003
Operating activities:
Net income	$6,444	$6,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,781	3,149
Provision for losses on uncollectible accounts	165	584
Provision for write-down of inventories	805	713
Gain on sale of assets	(27)	(23)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	1,196	1,872
Inventories	(5,332)	1,361
Other assets	1,697	1,032
Accounts payable and accrued liabilities	4,624	(6,896)

Net cash provided by operating activities	13,353	8,659

Investing activities:
Proceeds from sale of assets	140	69
Purchases of property, plant and equipment	(5,255)	(6,198)
Acquisitions of certain service centers, net of cash received	(670)	(11,106)

Net cash used in investing activities	(5,785)	(17,235)

Financing activities:
(Payments) borrowings on credit facility	(8,506)	5,027
Other debt, net	—	(9)
Net proceeds on option exercise	1,993	2,996

Net cash (used in) provided by financing activities	(6,513)	8,014

Net increase(decrease) in cash and cash equivalents	1,055	(562)

Cash and cash equivalents at beginning of period	3,176	3,658

Cash and cash equivalents at end of period	$4,231	$3,096

Supplemental disclosures
Interest paid during the period	$157	$346

Income taxes paid during the period	$2,088	$3,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

October 1, 2004

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 27-week period ended October 1, 2004 are not necessarily indicative of the results that may be expected for the full year ending April 1, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended March 26, 2004, included in Keystone Automotive Industries, Inc.’s (the “Company”) report on Form 10-K filed with the Securities and Exchange Commission on June 9, 2004.

2. Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year ends on April 1, 2005. The operating results for the six-month period ended October 1, 2004 contained twenty-seven weeks as compared to the same period in the prior fiscal year which contained twenty-six weeks.

3. Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4. Recently Issued Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. Assuming this new standard is implemented as scheduled, the Company will adopt this new standard in the third quarter of 2005 and is currently evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

5. Acquisitions

The results of operations for the three and six months ended October 1, 2004 reflect the operations from certain businesses acquired in December 2003 and January, April and June 2004, as of the date of each acquisition. No results relating to these acquisitions were included with respect to the second quarter and first six months of fiscal 2004. The unaudited pro forma results for the second quarter and the first six months of fiscal 2005, assuming these acquisitions had been made at the beginning of fiscal 2005, would not be materially different from the results presented.

6. Shareholders’ Equity

Statement of Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company had elected to recognize compensation cost based on fair value, the pro forma net income amounts are shown below:

	Thirteen Weeks Ended		Twenty-seven Weeks Ended	Twenty-six Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
	(thousands, except per share amount)		(thousands, except per share amount)
Pro forma:
Net income – as reported	$2,392	$2,687	$6,444	$6,867
Add: Stock based compensation	66	8	93	8
Less: Fair value stock-based compensation	(173)	(190)	(313)	(338)

Net income – pro forma	$2,285	$2,505	$6,224	$6,537
Net income per share – as reported:
Basic	$0.15	$0.18	$0.42	$0.46
Diluted	$0.15	$0.18	$0.41	$0.45
Net income per share – pro forma:
Basic	$0.15	$0.17	$0.40	$0.44
Diluted	$0.14	$0.16	$0.40	$0.43

On June 1, 2004, in consideration for his joining the Company, the Company issued Richard L. Keister, who became the President of the Company in August 2004, 30,000 restricted shares of Common Stock. The restrictions lapse as to 7,500 shares on each anniversary of the issuance. The closing price of the Company’s Common Stock on the date of issue was $27.46. On August 18, 2004, the Company issued restricted stock to each of its Directors other than the Chief Executive Officer. Each Director was given 1,364 shares worth $30,000. These restricted shares had a fair market value of $22.00 on the date of issue and will be restricted for one year.

7. Sales By Product

	Thirteen Weeks Ended		Twenty-seven Weeks Ended	Twenty-six Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
	(in millions)		(in millions)
Automotive body parts	$65.4	$57.9	$136.6	$116.8
Bumpers	37.2	34.2	79.0	68.0
Paint and related materials	14.9	15.1	32.1	30.1
Wheels and related products	9.9	9.1	20.8	18.4
Other	—	.4	—	1.5

Net Sales	$127.4	$116.7	$268.5	$234.8

8. Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended		Twenty-seven Weeks Ended	Twenty-six Weeks Ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003
Service cost	$—	$—	$—	$—
Interest cost	67	76	135	152
Expected return on plan assets	(73)	(63)	(146)	(126)
Recognized net actuarial (gains) or losses	18	32	36	64
Prior service cost recognized	—	—	—	—

	$12	$45	$25	$90

(1)	In addition, for the six months ended October 1, 2004 an additional amount of $176,000 was expensed to represent an anticipated settlement charge during the fiscal year. The total amount expensed for the six months ended October 1, 2004 was $201,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in the Company’s report on Form 10-K for the year ended March 26, 2004, on file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or circumstances.

Overview

                The Company is the leading distributor of aftermarket collision parts used in the repair of automobiles and light trucks in North America, with 126 locations throughout the United States and Canada. These product offerings, consisting of more than 19,000 stock keeping units, are manufactured by independent manufacturers and are sold primarily to collision repair shops. Approximately 85% of all of the collision repair work is paid for in part through insurance claims. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by insurance companies and then by the collision repair shop performing the repairs.

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

Because of the Company’s dependence on the acceptance of its products by insurance companies, its business is vulnerable to actions that impact the insurance industry. During the past five years, the Company’s sales and profits have been adversely impacted by class action litigation against insurance companies for specifying aftermarket parts and a concerted effort, generally led by the OEMs, their dealer network and some collision repair shops, to have legislation passed at the state level restricting or eliminating the use of aftermarket parts in the repair of damaged vehicles. See Part II. Item 5. Other Information, below.

Other important risks which may impact the Company’s financial results, include the fact that (i) because the Company’s business is dependent on a continued source of supply of many automotive body parts which at present are only available from Taiwan, it is vulnerable to any disruptions in shipping, increased shipping costs and the relationship of the U.S. dollar to the New Taiwan dollar; and (ii) the Company is currently in the process of implementing new enterprise-wide management information systems with all the complications and expense that such an implementation involves. See Part II. Item 5. Other Information, below.

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through acquisitions, as well as greenfield openings; internal growth and expanding into new product markets, such as retail sales through retail parts distributors and offering the Company’s products on the web. For example, during the last fiscal year, the Company completed two acquisitions in Canada expanding its operations from Vancouver, Canada into the Toronto, Montreal and Ottawa areas of Canada.

Challenges currently facing the Company include controlling costs, managing its growth, integrating its acquisitions and completing the implementation of its enterprise-wide software systems. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance are also challenges for the Company at this time.

The Company’s financial position remains strong, as evidenced by a current ratio (current assets to current liabilities) of 4.27:1 and by the generation of substantial cash flows from operations. The Company remains dependent on its bank line of credit to finance its current level of acquisition activity.

General

The first six months of Fiscal 2005 contained 27 weeks as compared to 26 weeks for the first six months of fiscal 2004. Consequently, comparisons of certain results may not be meaningful.

The Company voluntarily suspended the sale of aftermarket headlamps for the Ford Taurus (’96 – ’04) and for the General Motors Pontiac Grand Am (’99 – ’04) as a result of independent tests indicating that these headlamps do not fully comply with federal standards. The Company’s primary supplier of these headlamps has advised the Company that it is working to bring the headlamps into compliance with federal standards. As a result of the publication of the independent test results, at least six insurance companies have indicated that they have also suspended the use of the non-complying aftermarket headlamps in repairing damaged vehicles. In addition, the Company believes that one or more insurance companies may have discontinued specifying all aftermarket lights in vehicle repair.

Sales of headlamps for the Taurus and Grand Am during the last 12 months constituted less than one-half a percent of the Company’s total sales, and the sales of all headlamps during the period constituted approximately 12 percent of total sales.

Sales to date have not been materially and adversely affected by recent suspension actions by certain insurance companies and the discontinuance of the sale of the Taurus and Grand Am headlamps will not have a material adverse effect on the Company. However, a discontinuance of the specification of all aftermarket headlamps by a number of insurance companies could have a material adverse impact on the Company’s financial results.

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

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Insurance. The Company’s main insurance programs (medical, dental, workers’ compensation and vehicle) are designed as large deductible programs. Through these programs, the Company self-insures losses up to a deductible limit and purchases stop-loss insurance to protect against losses that are over the deductible. The stop-loss insurance is purchased on an individual and aggregate basis. The amount of the deductible has risen significantly in the last two years resulting in a shift of risk from the insurance carrier to the Company. The Company estimates its cost for these programs and maintains reserves for incurred, but not reported, losses. If the Company were to experience an increase in claims activity over anticipated amounts, and its reserves are not sufficient, additional reserves may be required, which would have an unanticipated impact on future earnings.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended October 1, 2004	Thirteen Weeks Ended September 26, 2003	Twenty-seven Weeks Ended October 1, 2004	Twenty-six Weeks Ended September 26, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	56.9	56.7	56.6

Gross profit	43.2	43.1	43.3	43.4
Selling and distribution expenses	30.9	30.9	30.2	30.1
General and administrative expenses	9.8	8.9	9.7	8.8
Other income	0.6	0.6	0.6	0.4
Interest expense, net	—	(0.1)	—	(0.1)

Income before income taxes	3.1	3.8	4.0	4.8
Income taxes	1.2	1.5	1.6	1.9

Net income (loss)	1.9%	2.3%	2.4%	2.9%

Thirteen weeks ended October 1, 2004 compared to thirteen weeks ended September 26, 2003

Net sales were $127.4 million for the quarter ended October 1, 2004 (the “2004 Quarter”) compared to $116.7 million for the quarter ended September 26, 2003 (the “2003 Quarter”), an increase of $10.7 million or 9.2%. Sales for the 2004 Quarter would have been higher by an estimated $600,000 except for the negative impact of the series of hurricanes that struck an area from Florida to North Carolina as well as Alabama and Mississippi, resulting in the temporary closure of a number of locations. The increase in net sales was due primarily to increases in sales of automotive body parts and bumpers. During the 2004 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $7.5 million (an increase of 13.0%); sales of new and recycled bumpers increased by $3.0 million (an increase of 9.1%) sales of paint and related materials decreased by $0.2 million (a decrease of 1.4%) and sales of remanufactured wheels and related products increased by $0.6 million (an increase of 6.9%). The increases continue to be attributable primarily to the fact that insurance companies are generally specifying more aftermarket parts in the repair of damaged vehicles as well as price increases instituted in this fiscal year. See Part II. Item 5 below.

Gross profit increased in the 2004 Quarter to $55.0 million (43.2% of net sales) from $50.3 million (43.1% of net sales) in the 2003 Quarter, an increase of $4.7 million, or 9.4%, primarily as a result of the increase in net sales and price increases. Gross profit as a percentage of net sales in the first quarter of fiscal 2005 was 43.4%. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $39.4 million (30.9% of net sales) in the 2004 Quarter from $36.0 million (30.9% of net sales) in the 2003 Quarter, an increase of $3.4 million, or 9.4%. The increase in selling and distribution expenses reflects increased sales and these expenses were negatively impacted on a comparative basis by increased selling wages and salaries, including benefits, of $844,000, increased fuel costs of $324,000, increased remove and replacement costs of $277,000 and advertising for the e-commerce initiative of $127,000.

General and administrative expenses increased to $12.4 million (9.8% of net sales) in the 2004 Quarter compared to $10.3 million (8.9% of net sales) in the 2003 Quarter, an increase of $2.1 million, or 19.9%. The increase was primarily due to increased sales and increases in wages and salaries, as well as minor increases in a number of other categories. Salaries and wages, including benefits, increased by $1.4 million over the comparable 2003 Quarter as a result of the following factors: an increase in administrative and operating personnel as well as the costs associated with hiring a new chief executive officer. It is anticipated that executive-level salaries will continue to rise as the personnel necessary to implement the new chief executive officer’s plans for the Company are hired. For example, a vice president of supply chain management is joining the Company in November 2004 and a head of human resources was hired in mid-September, 2004, filling recent vacancies, and a vice president of organizational development joined the Company in mid-August, 2004.

As a result of the above factors, the Company experienced a decrease in net income for the 2004 Quarter, $2.4 million (1.9% of net sales), compared to net income of $2.7 million (2.3% of net sales) in the 2003 Quarter.

Twenty-seven weeks ended October 1, 2004 compared to twenty-six weeks ended September 26, 2003

Net sales were $268.5 million for the twenty-seven weeks ended October 1, 2004 (the “2004 Six Months”) compared to $234.8 million for the twenty-six weeks ended September 26, 2003 (the “2003 Six Months”), an increase of $33.7 million, or 14.4%. Sales for the 2004 Six Months would have been higher by an estimated $600,000 except for the negative impact of the series of hurricanes that struck an area from Florida to North Carolina as well as Alabama and Mississippi, resulting in the temporary closure of a number of locations. This increase was made up of increases of $19.9 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $11.0 million in sales of new and recycled bumpers; $1.6 million in sales of remanufactured wheels and related products and an increase of $2.1 million in sales of paint and related materials. These changes represent increases of approximately 17.0%, 16.2%, 8.4% and 7.0%, respectively, over the prior year period, which was one week shorter in duration.

Gross profit increased in the 2004 Six Months to $116.2 million (43.3% of net sales) from $101.8 million (43.4% of net sales) in the 2003 Six Months, an increase of $14.4 million, or 14.2%, primarily as a result of the increase in net sales and price increases. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $81.1 million (30.2% of net sales) in the 2004 Six Months from $70.7 million (30.1% of sales) in the 2003 Six Months, an increase of 14.7%. The increase in these expenses was generally the result of increased sales and these expenses were negatively impacted on a comparative basis by increased selling wages and salaries, including benefits, of $4.8 million, increased fuel costs of $792,000, increased remove and replace costs of $673,000 and advertising for the e-commerce initiative of $194,000.

General and administrative expenses increased to $26.0 million (9.7% of net sales) in the 2004 Six Months from $21.0 million (8.8% of net sales) in the 2003 Six Months, an increase of 25.9%. The increase was primarily due to increased sales and increases in wages and salaries, including benefits. See the 2004 Quarter comparison above.

As a result of the above factors, the Company experienced a decrease in net income for the 2004 Six Months, $6.4 million (2.4% of net sales), as compared to a net income of $6.9 million (2.9% of net sales) in the 2003 Six Months.

Variability of Quarterly Results and Seasonality

The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of the Company’s business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company’s sales generally are highest during the five-month period from December to April. The impact of seasonality has reduced somewhat as the Company has become more geographically diversified. Other factors that influence quarterly variations include the number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, general economic conditions that affect consumer spending, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At October 1, 2004, working capital was $128.8 million, compared to $122.9 million at March 26, 2004. The increase in working capital is primarily the result of cash generated from financing and operating activities. The Company financed its working capital requirements and the acquisitions completed during the first six months of fiscal 2005 from cash flow from operations and the proceeds from the exercise of stock options.

During the twenty-seven weeks ended October 1, 2004, the Company’s cash and cash equivalents increased by $1.1 million.

This increase is the result of an increase in cash provided by operating activities of $13.4 million resulting primarily from the elimination of $4.7 million of non-cash expenses from the reported net income of $6.4 million and from adding $2.2 million of increased cash as the result of increases in accounts receivable, accounts payable and other assets, partially offset by an increase in inventory. The most significant non-cash expenses were depreciation and amortization. This increase was partially offset by (i) a decrease in cash used in investing activities of $5.8 million, primarily as a result of cash used to purchase equipment primarily related to the implementation of the Company’s enterprise software system and (ii) a decrease in cash used in financing activities of $6.5 million. The decrease in cash provided by financing activities resulted from the repayment of borrowings under the Company’s credit facility offset by cash proceeds from the exercise of stock options.

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility, which balance is due on June 1, 2005. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At October 1, 2004, $1.5 million had been drawn down under the line of credit, with an interest rate of 4.75%. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at October 1, 2004, and at the date of the filing of this Quarterly Report. The $8.5 million reduction in the amount outstanding under the Company’s line of credit during the first six months of fiscal 2005 was the result of cash flow from operations and proceeds from the exercise of stock options. In December 2003, the Company caused its commercial lender to renew a $4.3 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. In March 2004, an additional letter of credit for $3.1 million was issued to the Company’s primary insurers also to secure deductible reimbursement obligations. The aggregate amount of these letters of credit reduces the funds available under the Company’s credit facility. At October 1, 2004, $31.1 million was available to the Company under the line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see Part II. Item 5. Other Information – Prelude Software System Installation) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Other Information” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity will not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $10.1 million at October 1, 2004, or approximately 4.6% of total assets or 5.6% of consolidated shareholders’ equity. Goodwill amounted to $9.7 million at March 26, 2004, or approximately 4.5% of total assets or 5.6% of consolidated shareholders’ equity. The increase in goodwill from March 26, 2004 was the result of the completion of two acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of October 1, 2004, other intangible assets amounted to $1.1 million. For each of the quarters ended October 1, 2004 and September 26, 2003, amortization of other intangible assets was approximately $0.1 million. For each of the six-month periods ended October 1, 2004 and September 26, 2003, amortization of other intangible assets was approximately $.02 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, under which rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, in November 2002, General Motors Corporation instituted suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In December 2003, General Motors moved for summary judgment on two of the Company’s nine affirmative defenses. In April 2004, the Court granted in part and denied in part General Motors’ motion. The Company’s main defenses of functionality and failure of the placeholder to act as a trademark were preserved. A portion of the Company’s implied license defense was dismissed. In May 2004 General Motors moved for summary judgment on two additional affirmative defenses (laches and acquiescence). A hearing was held and the Company awaits a decision from the Court. In September 2004, GM moved for Summary Judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for Summary Judgment on the issues of liability and damages and on the same date, GM moved for Summary Judgement on the issue of liability. A hearing date for the motions has been set for February 9, 2005.

Discovery has closed in the case. The Company believes that it has meritorious defenses and intends to defend its business practices. The Company believes that the products in question constitute an immaterial percentage of total sales. Consequently, the Company believes that whatever the outcome of the case, it will not have a material adverse impact on the Company’s operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

On August 18, 2004, the Company held its annual meeting of shareholders. All of the nominees for election as directors were elected, without opposition. Following is a tabulation of the votes cast for each nominee:

	Votes Cast
Nominee	For	Withheld
Timothy C. McQuay	14,122,090	45,711
George E. Seebart	14,121,918	45,883
Keith M. Thompson	10,578,671	3,434,198
Ronald G. Foster	9,916,116	4,251,685
Richard L. Keister	10,733,603	3,434,198
James Robert Gerrity	14,122,090	45,711

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

The leading case involving aftermarket crash parts - Avery v. State Farm Insurance Company - was brought in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. The parties have filed their briefs and conducted oral argument. A decision by the Illinois Supreme Court was expected by now, so a decision could be forthcoming at any time.

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

Currently, there are a number of other aftermarket parts cases pending in various jurisdictions across the country, including a statewide class action against the Farmers Group in the state of California. The Company has not been made a party in any of these cases. There can be no assurance, however, that the Company will not be brought into one of these cases or some other aftermarket parts case in the future.

On January 30, 2000, a class action was filed in Quebec against two auto insurers, Groupe Desjardins, ING Canada and AXA Canada, relating to their specification of aftermarket parts in the repair of vehicles. The case is modeled after the State Farm case and the Plaintiffs are relying in part on the judgment in that case. The case is expected to go to trial sometime in late 2004 or early 2005.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on the Company would be material and adverse. Should this occur, OEMs would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in one or more aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

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

Federal and State Action. During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. During 2004, 34 separate bills were introduced in 16 states. Bills were passed in Florida and Michigan, the provisions of which should not have a material impact on the Company.

At the present time, legislation regulating the use of aftermarket parts has been adopted in over 40 states. The most common form of regulation, adopted in 35 states, requires disclosure to the vehicle owner that aftermarket crash parts will be used in the repair of the vehicle. An estimated 21 states require the aftermarket part to have the name or logo of the manufacturer affixed to the part. A few states (i) require some form of consent from the vehicle owner before aftermarket parts can be used in the repair, (ii) require that before an aftermarket part can be used in the repair of the vehicle, the part must generally be equal or equivalent in fit, quality and performance to the original equipment part it is replacing or (iii) require the use, under certain circumstances, of aftermarket parts which have been certified by an independent testing facility to be of like kind and quality to the original equipment part. Some states require a combination of the types of regulations described above.

To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or further restricting the use of aftermarket crash parts, it could have a material adverse impact on the Company.

Prelude Software System Installation. The Company continues to install its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of November 1, 2004, only one of the legacy systems remains, excluding Canada and certain locations acquired in Kansas. This continues to be an extremely costly and time-consuming process and an effective implementation is necessary to enable the Company to continue to grow and prosper in the future.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and adjustments to the system were made during this first implementation phase. The Company began rolling out the system to other locations in July 2002. Through November 1, 2004, the system had been installed in 112 locations, leaving 12 locations on legacy systems. Based upon the projected rollout, seven locations which were to have been on the system by November 2004 have been rescheduled until the end of January to accommodate an expansion of the infrastructure. At that time, all other locations except for the Canadian locations will be on the Prelude system. It is anticipated that the rollout with respect to the Canadian locations will occur in August 2005.

It is estimated that total costs from inception through the complete roll-out will be approximately $19.4 million, which includes hardware, software, infrastructure and employee related expenses. Through October 1, 2004, the Company had capitalized approximately $13.1 million of costs, primarily software licenses and hardware. The Company estimates that the total amount to be capitalized through implementation will be approximately $13.4 million. The balance of the costs will be expensed as incurred. The cost and timing for a project such as the Company is undertaking are subject to numerous uncertainties some of which are beyond the control of the Company and others of which cannot be foreseen at the present time. Consequently, the ultimate functionality may not meet the needs of the operations and the cost and timing to implement the Prelude system Company-wide may vary greatly from the estimates set forth above.

Continued Acceptance of Aftermarket Collision Replacement Parts. Based upon industry sources, the Company estimates that approximately 85% of automobile collision repair work is paid for in part by insurance; accordingly, the Company’s business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. As described above, the use of many of the products distributed by the Company is being disputed in various forums. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – General” above for a discussion of issues concerning aftermarket headlamps.

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

Decline in the Number of Collision Repairs. While the number of collision repairs has declined in recent years, and may continue to do so in the future the cost of repair a vehicle has continued to increase. The decline in the number of vehicles being repaired is due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. Recent innovations such as impact detection devices available on certain vehicles could also result in less collisions. The continuation of such decline may have a material adverse effect on the Company.

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

Date: November 10, 2004