Form 10-Q
period 2004-12-31
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2005-02-09
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 31, 2004

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at February 7, 2005 was 15,755,000 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	December 31, 2004 (unaudited) and March 26, 2004

	Condensed Consolidated Statements of Income	4

	Thirteen weeks (unaudited) and forty weeks (unaudited) ended December 31, 2004

	Thirteen weeks (unaudited) and thirty-nine weeks (unaudited) ended December 26, 2003

	Condensed Consolidated Statements of Cash Flows	5

	Forty weeks (unaudited) ended December 31, 2004

	Thirty-nine weeks (unaudited) ended December 26, 2003

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	12

Item 4.	Controls and Procedures	13

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	16

Signatures		17

Certifications

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2004	March 26, 2004
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$4,807	$3,176
Accounts receivable, net of allowance of $1,114 at December 2004 and $887 at March 2004	48,239	44,005
Inventories, primarily finished goods	113,901	107,221
Other current assets	7,837	11,532

Total current assets	174,784	165,934
Plant, property and equipment, net	32,384	30,652
Goodwill	11,109	9,662
Other intangibles, net of accumulated amortization of $3,766 at December 2004 and $3,565 at March 2004	1,008	1,323
Other assets	8,528	8,342

Total assets	$227,813	$215,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$2,373	$10,000
Accounts payable	21,691	18,598
Accrued liabilities	15,828	14,477
Income tax liabilities	1,503	—

Total current liabilities	41,395	43,075
Other long-term liabilities	872	1,311
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 15,750,000 at December 2004 and 15,443,000 at March 2004	92,311	89,492
Restricted Stock	362	180
Additional paid-in capital	5,967	5,967
Retained earnings	87,297	76,841
Accumulated other comprehensive loss	(391)	(953)

Total shareholders’ equity	185,546	171,527

Total liabilities and shareholders’ equity	$227,813	$215,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended December 31, 2004	Thirteen Weeks Ended December 26, 2003	Forty Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 26, 2003
Net sales	$136,631	$126,277	$405,156	$361,040
Cost of sales	76,819	70,717	229,128	203,679

Gross profit	59,812	55,560	176,028	157,361
Operating expenses:
Selling and distribution	40,379	37,101	121,479	107,801
General and administrative	13,166	11,360	39,169	32,020

Operating income	6,267	7,099	15,380	17,540
Other income	402	485	2,102	1,678
Interest expense	(58)	(188)	(216)	(528)

Income before income taxes	6,611	7,396	17,266	18,690
Income taxes	2,599	2,889	6,810	7,316

Net income	$4,012	$4,507	$10,456	$11,374

Per Common Share:
Net income per share:
Basic	$.26	$.30	$.67	$.76

Diluted	$.25	$.29	$.66	$.75

Weighted average common shares outstanding:
Basic	15,699,000	15,064,000	15,597,000	14,901,000

Diluted	15,844,000	15,464,000	15,776,000	15,214,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Forty Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 26, 2003
Operating activities:
Net income	$10,456	$11,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,729	4,822
Provision for losses on uncollectible accounts	300	766
Provision for write-down of inventories	1,830	1,084
Gain on sale of assets	(33)	(53)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(4,136)	(1,781)
Inventories	(7,926)	939
Other assets	3,446	1,948
Accounts payable and accrued liabilities	5,622	(5,028)

Net cash provided by operating activities	15,288	14,071
Investing activities:
Proceeds from sale of assets	462	135
Purchases of property, plant and equipment	(6,899)	(9,668)
Acquisitions of certain service centers, net of cash received	(2,401)	(12,641)

Net cash used in investing activities	(8,838)	(22,174)
Financing activities:
(Payments) borrowings on credit facility	(7,627)	2,287
Other debt, net	(11)	(9)
Net proceeds on option exercise	2,819	5,020

Net cash (used in) provided by financing activities	(4,819)	7,298

Net increase(decrease) in cash and cash equivalents	1,631	(805)
Cash and cash equivalents at beginning of period	3,176	3,658

Cash and cash equivalents at end of period	$4,807	$2,853

Supplemental disclosures
Interest paid during the period	$224	$514

Income taxes paid during the period	$2,441	$5,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2004

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 40-week period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending April 1, 2005. For further information, refer to the financial statements and footnotes thereto for the year ended March 26, 2004, included in Keystone Automotive Industries, Inc.’s (the “Company”) report on Form 10-K filed with the Securities and Exchange Commission on June 9, 2004.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year ends on April 1, 2005. The operating results for the nine-month period ended December 31, 2004 contained forty weeks as compared to the same period in the prior fiscal year which contained thirty-nine weeks.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	Recently Issued Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company could adopt the new standard in one of two ways — the modified prospective transition method or the modified retrospective transition method. Assuming this new standard is implemented as scheduled, the Company will adopt this new standard in the third calendar quarter of 2005 and is currently evaluating the effect that the adoption of this standard will have on its financial position and results of operations.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs (“FASB 151”), an amendment of ARB No. 43, Chapter 4. The amendments made by FASB 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FASB 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company intends to adopt FASB 151 in fiscal 2007.

5.	Acquisitions

The results of operations for the three and nine months ended December 31, 2004 reflect the operations from certain businesses acquired in January, April, June and November 2004, as of the date of each acquisition. No results relating to these acquisitions were included with respect to the third quarter and first nine months of fiscal 2004. The unaudited pro forma results for the third quarter and the first nine months of fiscal 2005, assuming these acquisitions had been made at the beginning of fiscal 2005, would not be materially different from the results presented.

6.	Shareholders’ Equity

Statement of Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company had elected to recognize compensation cost based on fair value, the pro forma net income amounts would have been as set forth below:

	Thirteen Weeks Ended		Forty Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 26, 2003
	December 31, 2004	December 26, 2003
	(in thousands, except per share amount)		(in thousands, except per share amount)
Pro forma:
Net income – as reported	$4,012	$4,507	$10,456	$11,374
Add: Stock based compensation	64	28	157	36
Less: Fair value stock-based compensation	(117)	(161)	(430)	(499)

Net income – pro forma	$3,959	$4,374	$10,183	$10,911
Net income per share – as reported:
Basic	$.26	$.30	$.67	$.76
Diluted	$.25	$.29	$.66	$.75
Net income per share – pro forma:
Basic	$.25	$.29	$.65	$.73
Diluted	$.25	$.28	$.65	$.72

On June 1, 2004, in consideration for joining the Company, the Company issued to Richard L. Keister, who became the President and Chief Executive Officer of the Company in August 2004, 30,000 restricted shares of Common Stock. The restrictions lapse as to 7,500 shares on each anniversary of the issuance. The closing price of the Company’s Common Stock on the date of issue of such restricted shares was $27.46. On August 18, 2004, the Company issued restricted stock to each of its Directors other than the Chief Executive Officer. Each Director was given 1,364 shares with a value of $30,000. These restricted shares had a fair market value of $22.00 on the date of issue and will be restricted for approximately one year.

7.	Sales By Product

	Thirteen Weeks Ended		Forty Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 26, 2003
	December 31, 2004	December 26, 2003
	(in millions)		(in millions)
Automotive body parts	$73.3	$66.6	$210.0	$183.4
Bumpers	39.8	36.2	118.7	104.2
Paint and related materials	13.8	14.2	45.9	44.3
Wheels and related products	10.2	9.4	31.0	28.6
Other	(0.5)	(0.1)	(0.5)	0.5

Net Sales	$136.6	$126.3	$405.1	$361.0

8.	Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) which provided pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended		Forty Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 26, 2003
	December 31, 2004	December 26, 2003
	(in thousands)		(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	67	76	202	228
Expected return on plan assets	(73)	(63)	(219)	(189)
Recognized net actuarial (gains) or losses	18	32	54	96
Prior service cost recognized	—	—	—	—

	$12	$45	$37	$135

(1)	In addition, for the nine months ended December 31, 2004 an additional amount of $264,000 was expensed, representing an anticipated settlement charge during the fiscal year ending April 1, 2005. The total amount expensed for the nine months ended December 31, 2004 was $301,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in the Company’s Annual Report on Form 10-K for the year ended March 26, 2004, on file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or circumstances.

Overview

The Company is the leading distributor of aftermarket collision parts used in the repair of automobiles and light trucks in North America, with 129 locations throughout the United States and Canada. These product offerings, consisting of more than 19,000 stock keeping units, are manufactured by independent manufacturers and are sold primarily to collision repair shops. Approximately 85% of all of the collision repair work is paid for in part through insurance claims. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by insurance companies and then by the collision repair shops performing the repairs.

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

Because of the Company’s dependence on the acceptance of its products by insurance companies, its business is vulnerable to actions that impact the insurance industry. During the past five years, the Company’s sales and profits have been adversely impacted by class action litigation against insurance companies for specifying aftermarket parts rather than OEM parts when adjusting claims for damage to insured vehicles and a concerted effort, generally led by the OEMs, their dealer network and some collision repair shops, to have legislation passed at the state level restricting or eliminating the use of aftermarket parts in the repair of damaged vehicles. See Part II. Item 5. Other Information, below.

Other important risks which may impact the Company’s financial results include the fact that because the Company’s business is dependent on a continued source of supply of many automotive body parts which at present are only available from Taiwan, it is vulnerable to any disruptions in shipping, increased shipping costs and the relationship of the U.S. dollar to the New Taiwan dollar.

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

Challenges currently facing the Company include controlling costs, managing its growth and integrating its acquisitions. Other challenges for the Company at this time, include escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance.

The Company’s financial position remains strong, as evidenced by a current ratio (current assets to current liabilities) of 4.2:1 and by the generation of substantial cash flows from operations.

General

The first nine months of fiscal 2005 contained 40 weeks as compared to 39 weeks for the first nine months of fiscal 2004. Consequently, comparisons of certain results may not be meaningful.

In September 2004, the Company voluntarily suspended the sale of aftermarket headlamps for the Ford Taurus (‘96 – ‘04) and for the General Motors Pontiac Grand Am (‘99 – ‘04) as a result of independent tests indicating that these headlamps do not fully comply with federal standards. The Company’s primary supplier of these headlamps has advised the Company that it is working to bring the headlamps into compliance with federal standards. As a result of the publication of the independent test results, a number insurance companies have indicated that they have also suspended the use of the non-complying aftermarket headlamps in repairing damaged vehicles. In addition, the Company believes that several other insurance companies may have discontinued specifying all aftermarket lights in vehicle repair.

Sales of headlamps for the Taurus and Grand Am during the last 12 months constituted less than one-half a percent of the Company’s total sales, and the sales of all headlamps during the period constituted approximately 12 percent of total sales.

While sales to date have not been materially affected by recent suspension actions by certain insurance companies, sales of aftermarket lighting products decreased slightly in the quarter ended December 31, 2004 as compared to the quarter ended December 26, 2003. Sales of lighting products increased by approximately 6.2% from the second to the third quarter of the current fiscal year. Prior to the third quarter, the Company had generally been experiencing double digit growth rates in the sale of lighting products on a year-to-year comparison. A continuation of this trend could have an adverse impact on the Company’s rate of growth.

In January 2005, a Taiwanese manufacturer of aftermarket replacement hoods for the Hyundai Elantra, model years 2001-2003, announced a voluntary recall of hoods sold during 2004. The hoods are being recalled because of a possible faulty hood latch. The manufacturer has agreed to reimburse distributors and body shops for costs incurred in connection with the recall. The Company is assisting the manufacturer in facilitating the recall and has notified its body shop customers who purchased these hoods during 2004. The Company does not believe that it will experience any material losses as a result of its participation in the recall process.

Critical Accounting Policies

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, insurance, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory. The Company writes down its inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of the inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination were made.

Insurance. The Company’s main insurance programs (medical, dental, workers’ compensation and vehicle) are designed as large deductible programs. Through these programs, the Company self-insures losses up to a deductible limit and purchases stop-loss insurance to protect against losses that are over the deductible. The stop-loss insurance is purchased on an individual and aggregate basis. The amount of the deductible has risen significantly in the last two years resulting in a shift of risk from the insurance carrier to the Company. The Company estimates its cost for these programs and maintains reserves for incurred, but not reported, losses. If the Company were to experience an increase in claims activity over anticipated amounts, and its reserves were not sufficient, additional reserves may be required, which would have an unanticipated impact on future earnings.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended December 31, 2004	Thirteen Weeks Ended December 26, 2003	Forty Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 26, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.2	56.0	56.6	56.4

Gross profit	43.8	44.0	43.4	43.6
Selling and distribution expenses	29.6	29.4	30.0	29.9
General and administrative expenses	9.7	9.0	9.6	8.9
Other income	.3	.4	.5	.5
Interest expense, net	—	(0.1)	—	(0.1)

Income before income taxes	4.8	5.9	4.3	5.2
Income taxes	1.9	2.3	1.7	2.0

Net income (loss)	2.9%	3.6%	2.6%	3.2%

Thirteen weeks ended December 31, 2004 compared to thirteen weeks ended December 26, 2003

Net sales were $136.6 million for the quarter ended December 31, 2004 (the “2004 Quarter”) compared to $126.3 million for the quarter ended December 26, 2003 (the “2003 Quarter”), an increase of $10.3 million or 8.2%. The increase in net sales was due primarily to increases in sales of automotive body parts and bumpers. During the 2004 Quarter as compared to the 2003 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $6.7 million (an increase of 10.1%); sales of new and recycled bumpers increased by $3.6 million (an increase of 9.9%); sales of paint and related materials decreased by $0.4 million (a decrease of 2.8%) and sales of remanufactured wheels and related products increased by $0.8 million (an increase of 8.5%). During the 2004 Quarter, the Company began to feel the impact of certain insurers not specifying aftermarket lighting when adjusting claims for insured vehicles as sales of lighting decreased slightly from the 2003 Quarter, whereas on a year-to-year comparative basis the Company had generally been experiencing double digit growth rates on its lighting sales. Lighting sales in the 2004 Quarter, however, did increase by 6.2% over sales in the second quarter of this fiscal year. The increases in net sales continue to be attributable primarily to the fact that insurance companies are generally specifying more aftermarket parts in the repair of damaged vehicles. See Part II. Item 5 below.

Gross profit increased in the 2004 Quarter to $59.8 million (43.8% of net sales) from $55.6 million (44.0% of net sales) in the 2003 Quarter, an increase of $4.2 million, or 7.6%, primarily as a result of the increase in net sales and price increases. Gross profit as a percentage of net sales in the second quarter of fiscal 2005 was 43.2%. The gross profit during the 2004 Quarter was negatively impacted by an increase in inventory reserves of $600,000. The Company is considering a reduction in the wheel inventory and in the 2004 Quarter, it set aside $600,000 for wheel product it considers obsolete or in excess. Upon completion of its evaluation, the obsolete and excess inventory will be scrapped or sold at less than cost. It is anticipated that the evaluation will be completed in the fourth quarter of fiscal 2005 and may result in the setting aside of additional reserves. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $40.4 million (29.6% of net sales) in the 2004 Quarter from $37.1 million (29.4% of net sales) in the 2003 Quarter, an increase of $3.3 million, or 8.9%. The increase in selling and distribution expenses reflects increased sales and these expenses were negatively impacted on a comparative basis by a number of factors, the most significant of which were increased freight of $600,000 and increased fuel costs of $600,000.

General and administrative expenses increased to $13.2 million (9.7% of net sales) in the 2004 Quarter compared to $11.4 million (9.0% of net sales) in the 2003 Quarter, an increase of $1.8 million, or 15.8%. The increase was primarily due to increased sales and increases in wages and salaries, as well as minor increases in a number of other categories. Salaries and wages, including benefits, increased by $1.1 million over the comparable 2003 Quarter as a result of an increase in administrative and operating personnel as well as the costs associated with hiring a new chief executive officer. During the 2004 Quarter, executive-level salaries were significantly higher on a comparative basis as certain additional personnel necessary to implement the new chief executive officer’s plans for the Company were hired.

As a result of the above factors, the Company experienced a decrease in net income for the 2004 Quarter of $4.0 million (2.9% of net sales) compared to net income of $4.5 million (3.6% of net sales) for the 2003 Quarter.

Forty weeks ended December 31, 2004 compared to thirty-nine weeks ended December 26, 2003

Because the periods being compared differ in length by one week, results, other than percentages, may not be meaningful.

Net sales were $405.2 million for the forty weeks ended December 31, 2004 (the “2004 Nine Months”) compared to $361.0 million for the thirty-nine weeks ended December 26, 2003 (the “2003 Nine Months”), an increase of $44.2 million, or 12.2%. This increase consisted of increases of $26.6 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $14.5 million in sales of new and recycled bumpers; $2.4 million in sales of remanufactured wheels and related products and an increase of $1.6 million in sales of paint and related materials. These changes represent increases of approximately 14.5%, 13.9%, 8.4% and 3.6%, respectively, over the prior year period, which was one week shorter in duration. See the 2004 Quarter comparison above for a discussion of lighting sales.

Gross profit increased in the 2004 Nine Months to $176.0 million (43.4% of net sales) from $157.4 million (43.6% of net sales) in the 2003 Nine Months, an increase of $18.6 million, or 11.8%, primarily as a result of the increase in net sales and price increases. See the 2004 Quarter comparison above for a discussion of a wheel inventory reserve taken in the 2004 Quarter. Upon completion of its evaluation of its wheel inventory, the Company may set aside additional reserves in the fourth quarter of fiscal 2005. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $121.5 million (30.0% of net sales) in the 2004 Nine Months from $107.8 million (29.9% of sales) in the 2003 Nine Months, an increase of 12.7%. The increase in these expenses was generally the result of increased sales and these expenses were negatively impacted on a comparative basis by increased selling wages and salaries, including benefits, of $4.2 million, increased fuel costs of $1.2 million, increased remove and replace costs of $800,000 and freight costs of $1.4 million.

General and administrative expenses increased to $39.2 million (9.6% of net sales) in the 2004 Nine Months from $32.0 million (8.9% of net sales) in the 2003 Nine Months, an increase of 22.5%. The increase was primarily due to increased sales and increases in wages and salaries, including benefits. See the 2004 Quarter comparison above.

As a result of the above factors, the Company experienced a decrease in net income for the 2004 Nine Months of $10.5 million (2.6% of net sales) compared to a net income of $11.4 million (3.2% of net sales) for the 2003 Nine Months.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At December 31, 2004, working capital was $133.4 million, compared to $122.9 million at March 26, 2004. The increase in working capital is primarily the result of cash generated from operating activities and the exercise of stock options. The Company financed its working capital requirements and the acquisitions completed during the first nine months of fiscal 2005 from cash flow from operations and the proceeds from the exercise of stock options.

During the forty weeks ended December 31, 2004, the Company’s cash and cash equivalents increased by $1.6 million. This increase is the result of an increase in cash provided by operating activities of $15.3 million resulting primarily from the elimination of $7.8 million of non-cash expenses from the reported net income of $10.5 million and by subtracting $3.0 million of decreased cash as a result of increases in accounts receivable and inventory, partially offset by decreases in accounts payable and other assets. The most significant non-cash expenses were depreciation and amortization. This increase was partially offset by (i) a decrease in cash used in investing activities of $8.8 million, primarily as a result of cash used to purchase equipment primarily related to the implementation of the Company’s enterprise software system and to acquire additional locations and (ii) a decrease in cash used in financing activities of $4.8 million. The decrease in cash provided by financing activities resulted from the repayment of borrowings under the Company’s credit facility partially offset by cash proceeds from the exercise of stock options.

The Company has in place a secured credit facility with a commercial lender that provides for a $40.0 million revolving line of credit, which balance is due on July 1, 2006. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At December 31, 2004, $2.4 million was outstanding under the revolving line of credit, with an interest rate of 5.25%. The revolving line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires, among other things, that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 31, 2004, and at the date of the filing of this Quarterly Report. The $7.6 million reduction in the amount outstanding under the Company’s revolving line of credit during the first nine months of fiscal 2005 was the result of cash flow from operations and proceeds from the exercise of stock options. In December 2003, the Company caused its commercial lender to renew a $4.3 million letter of credit to the Company’s primary insurer to secure the Company’s deductible reimbursement obligations. In March 2004, an additional letter of credit for $3.1 million was issued to the Company’s primary insurers also to secure deductible reimbursement obligations. The aggregate amount of these letters of credit reduces the funds available under the Company’s credit facility. The $7.4 million letters of credit were renewed at December 31, 2004. At December 31, 2004, $30.2 million was available to the Company under the revolving line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its revolving line of credit will enable it to finance its operations, including the costs related to the installation of the new enterprise-wide management information system (see Part II. Item 5. Other Information – Prelude Software System Installation) and possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Other Information” below. The availability of funds under the Company’s revolving line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity will not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $11.1 million at December 31, 2004, or approximately 4.9% of total assets or 6.0% of consolidated shareholders’ equity. Goodwill amounted to $9.7 million at March 26, 2004, or approximately 4.5% of total assets or 5.6% of consolidated shareholders’ equity. The increase in goodwill from March 26, 2004 was the result of the completion of two acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life of such intangible assets. As of December 31, 2004, other intangible assets amounted to $1.0 million. For each of the quarters ended December 31, 2004 and December 26, 2003, amortization of other intangible assets was approximately $0.1 million. For each of the nine-month periods ended December 31, 2004 and December 26, 2003, amortization of other intangible assets was approximately $.03 million.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There has been no change in the Company’s internal controls over financial reporting during the Company’s third quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

However, as a result of evaluating its internal controls for purposes of Section 404 of the Sarbanes-Oxley Act of 2002, the Company has discovered certain control deficiencies. The Company has not completed its Section 404 evaluation and there can be no assurance that additional control deficiencies will not be found and that one or more control deficiencies, separately or in the aggregate, may not represent either a significant deficiency or a material weakness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in November 2002, General Motors Corporation instituted suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ court filings have disclosed that General Motors is seeking compensatory damages of between $2.0 million and $2.3 million as well as certain equitable relief, including an injunction. In December 2003, General Motors moved for summary judgment on two of the Company’s nine affirmative defenses. In April 2004, the Court granted in part and denied in part General Motors’ motion. The Company’s main defenses of functionality and failure of the placeholder to act as a trademark were preserved. A portion of the Company’s implied license defense was dismissed. In May 2004, General Motors moved for summary judgment on the Company’s affirmative defenses of laches and acquiescence. The Court upheld the Company’s affirmative defense of laches and dismissed the affirmative defense of acquiescence. In September 2004, General Motors moved for summary judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgement on the issue of liability. A hearing date for the motions has been set for the first week in May 2005.

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

The leading case involving aftermarket crash parts - Avery v. State Farm Insurance Company - was brought in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. Plaintiffs alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. The parties have filed their briefs and conducted oral argument. A decision by the Illinois Supreme Court was expected by now, so a decision could be forthcoming at any time.

Shortly after the verdict in the Avery case in October 1999, State Farm and many other insurance companies suspended their practice of specifying non-OEM crash parts on repair estimates. While many insurance companies are again specifying certain aftermarket parts in the repair of insured vehicles, State Farm, the nation’s largest automobile insurer, has not. The State Farm decision has had, and continues to have, an adverse impact on the Company’s sales and net income.

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

On January 30, 2000, a class action was filed in Quebec against two auto insurers, Groupe Desjardins, ING Canada and AXA Canada, relating to their specification of aftermarket parts in the repair of vehicles. The case is modeled after the State Farm case and the plaintiffs are relying in part on the judgment in that case. In December 2004, the parties in the action reached a settlement agreement, which is expected to have little, if any, impact on the use of aftermarket collision parts in Canada. The agreement is subject to court approval.

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

Federal and State Action. During the past five years, legislation has been introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure to consumers before using aftermarket parts. During 2004, 34 separate bills were introduced in 16 states. Bills were only passed in Florida and Michigan, the provisions of which should not have a material impact on the Company. Consistent with prior years, the Company anticipates that bills potentially impacting the aftermarket collision parts business will be introduced in a number of states during 2005. The Company actively works with state legislators and regulatory officials to make them aware of the value to the consuming public of having available a viable alternative to OEM collision parts.

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

To date, state laws have not had a material impact on the Company’s overall business. If a number of states were to adopt legislation prohibiting or further restricting the use of aftermarket crash parts, such adoption could have a material adverse impact on the Company.

Prelude Software System Installation. The Company has completed the installation of its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of February 1, 2005, only Canada and the most recently acquired locations remain on separate systems. This has been an extremely costly and time-consuming process and additional effort will be required to maximize the efficiency and utilization of the system.

Management installed the system at five locations in California starting on July 1, 2002 as beta sites and the Company began rolling out the system to other locations in July 2002. At the end of January 2005, the final legacy system was rolled up and all locations except for the Canadian and the most recently acquired locations are on the Prelude system. It is anticipated that the roll-out of the Prelude system with respect to the Canadian locations will occur in April 2006. Roll-out of the most recently acquired domestic locations is expected in June 2005.

It is estimated that total costs from inception through the complete roll-out have been approximately $19.5 million, which includes hardware, software, infrastructure and employee related expenses. Through December 31, 2004, the Company had capitalized approximately $13.5 million of these costs, primarily relating to software licenses and hardware. The balance of the costs have been expensed as incurred.

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

Shipping. The Company’s operations are dependent on a continued source of supply of the many automotive body parts which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period, such as might result from an act of terrorism or labor strike, would likely have a material adverse impact on the Company’s sales and earnings. Hostilities between China and Taiwan could also have an adverse impact on the Company’s source of supply. In addition, contracts with shipping companies are negotiated on an annual basis normally beginning in April. Although the recently negotiated contracts did not reflect any material price increases, a material increase in shipping rates could adversely impact the Company’s results of operations. Finally, because of the increase in global shipping, the Company is concerned that sufficient containers will be available to transport inventory. Delays in receiving needed inventory could have a material adverse impact on the Company.

Decline in the Number of Collision Repairs. While the number of collision repairs has declined in recent years, and may continue to do so in the future, the cost of repair of a vehicle has continued to increase. The decline in the number of vehicles being repaired is due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. Recent innovations such as impact detection devices available on certain vehicles could also result in less collisions. The continuation of such decline may have a material adverse effect on the Company.

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

Item 6.	Exhibits.

a. Exhibits

Exhibit No.	Description

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1*†	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

32.2*†	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

*	Filed herewith
†	Not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liabilities of that section and not deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ JOHN M. PALUMBO
John M. Palumbo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: February 9, 2005