Form 10-K
period 2005-04-01
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2005-06-15
CIK 1012393

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2005

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

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.    ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on October 1, 2004 on the Nasdaq National Market was approximately $353.3 million. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of Common Stock outstanding as of June 1, 2005: 15,840,998.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year.

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

PART I

ITEM 1.    BUSINESS

General

Keystone Automotive Industries, Inc. (“Keystone” or the “Company”) is the nation’s leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States and certain areas in Canada. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy and steel wheels. The Company’s principal product lines consist of automotive body parts, bumpers and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 51,000 shops nationwide. Founded in Southern California in 1947, the Company operates a “hub and spoke” distribution system consisting of 129 distribution centers, 22 of which serve as regional hubs, and 15 depots, located in 38 states throughout the United States, as well as in the provinces of Ontario, Quebec and British Columbia in Canada. From these service centers, Keystone has approximately 1,600 customer service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates 11 wheel remanufacturing facilities and 52 plastic and steel bumper recycling facilities.

The Company became certified as an ISO 9001 distributor in September 2002. ISO 9001 implementation policies and procedures include quality and service, performance, lot traceability, customer satisfaction and complaint resolution. The Company believes that it is one of only a few companies in its industry which is ISO 9001 certified.

To emphasize the high quality of aftermarket parts distributed by Keystone, the Company instituted its “Keystone Platinum Plus” program in September 2000. This program covers only the highest quality parts, which are warranted for as long as the owner of the repaired vehicle maintains ownership. The Company believes that Platinum Plus is the first and only premium brand of independently produced collision replacement parts. To date, Platinum Plus product categories include radiators and condensers, wheels, grilles, lights, hoods, fenders and bumpers. The Company continually adds additional products to the Platinum Plus program.

See “Cautionary Statements” below with respect to various risks facing the Company, including but not limited to the impact on the Company of (i) the decision in the State Farm Mutual Automobile Insurance Company (“State Farm”) class action lawsuit and (ii) actions by state legislatures and administrators relating to the use of aftermarket parts. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Variability of Quarterly Results and Seasonality.”

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

Industry Overview

History.    The Company estimates that the wholesale market for aftermarket collision parts is about $1.5 billion in annual expenditures, or approximately 13% of the collision parts market. Substantially all of the remainder of the collision parts market consists of parts produced by or for the original manufacturers of the vehicles (“OEMs”). A substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The growth in sales of aftermarket collision parts over the last decade has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

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

Aftermarket collision parts generally sell for between 18% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition, often resulting in lower prices for comparable OEM parts. This also positively impacts insurance premiums for consumers. The Company believes that it may be somewhat insulated from downturns in the general economy as a result of the fact that it is estimated that approximately 85% of all automobile collision repair work is paid for in part by insurance.

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

In addition to growing sales, management has put in place a number of initiatives designed to improve profitability and leverage the Company’s increasing sales, including: improving inventory turns and fulfillment rates to our customers; ongoing enhancements to the Company’s management information systems which should aid in managing business operations and reducing expenses; and a vigorous budgeting process.

Products

The Company distributes more than 19,000 stock keeping units of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for model years two through ten. The Company’s principal product lines consist of automotive body parts, bumpers, and paint and other related materials. In addition, the Company recycles, produces and distributes new and remanufactured plastic and chrome bumpers to wholesale bumper distributors and to manufacturers of truck accessories.

Automotive Body Parts.    The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $293.9 million, or 52.7% of the Company’s net sales in the fiscal year ended April 1, 2005.

Bumpers.    The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by the Company as well as multiple other domestic and foreign manufacturers. For the fiscal year ended April 1, 2005, sales of plastic and steel bumpers accounted for approximately $163.1 million, or 29.2% of the Company’s net sales. The Company believes that it is one of the nation’s largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. By the 1996 model year, manufacturers were using painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. On an annual basis, the Company electroplates approximately 22,000 steel plated bumpers for automobiles and light trucks. Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electroplated finishes; metal polishing and buffing; electroplating layers of copper, nickel and chromium; and inspecting and packaging.

Paint and Related Materials.    The Company distributes paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended April 1, 2005, sales of paint and other materials accounted for approximately $59.2 million, or 10.6% of the Company’s net sales. Certain of these products are distributed under the name “Keystone.”

Wheels and Related Products.    The Company operates 11 facilities which remanufacture collision damaged alloy wheels. According to industry sources, the percentage of new automobiles equipped with alloy wheels, as opposed to steel wheels and hubcaps, has increased from approximately 11% in 1985 to 55% for the 2004 model year. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. In addition, the Company sells steel wheels, caps and wheel covers. For the fiscal year ended April 1, 2005, sales of wheels and related products accounted for approximately $43.4 million, or 7.8% of the Company’s net sales.

Distribution, Marketing and Sales

The Company’s distribution system is designed to provide responsive customer service and to foster long-term customer relations.

Distribution System.    The Company has developed a national “hub and spoke” distribution system consisting of 129 distribution centers, 22 of which serve as regional hubs, and 15 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company’s fleet of approximately 1,600 delivery trucks, each regional hub makes regular shipments to the distribution centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each distribution center can order products directly from any hub or distribution center. The Company manages its inventory and the ordering, shipment, storage and delivery of products primarily through its centralized information system that allows the regional hubs and distribution centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its “hub and spoke” distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours.

Sales and Marketing Staff.    The Company has a marketing staff, which operates from its corporate headquarters, and has over 1,600 sales and customer service representatives and route salespersons who operate from its distribution centers. The marketing staff develops all marketing and promotional materials, assists the distribution centers in training sales representatives, route salespersons and customer service representatives and supports general managers of its distribution centers, sales representatives and route salespersons with computerized analyses of sales by product, route and customer. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies’ policies favoring aftermarket collision parts.

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

Customers

The Company’s current customers consist primarily of more than 25,000 collision repair shops located in all 50 states, the District of Columbia and in the provinces of Ontario, Quebec and British Columbia in Canada. No collision repair shop accounted for more than 1% of the Company’s net sales during the fiscal year ended April 1, 2005. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company’s dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 51,000 collision repair shops nationwide.

The Company also sells collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company’s net sales during the fiscal year ended April 1, 2005 and no distributor accounted for more than 1% of the Company’s net sales for such fiscal year.

Suppliers

The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided as much as 10% of the products purchased by the Company during fiscal 2005. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2005, by dollar amount, approximately 58% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 42% were imported directly or indirectly from manufacturers in Asia. The Company’s orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 45 and 90 days.

In late 2003, the Company entered into manufacture/supply agreements with substantially all of the major suppliers of Platinum Plus products, however, no one agreement is material to the Company. These agreements automatically renew for additional 12 month periods unless written notice is given. Other than as set forth above, the Company has no manufacturing agreements with any of its suppliers. While Keystone competes with other distributors for production capacity, the Company believes that its sources of supply and its relationships with its suppliers are satisfactory. Although alternative suppliers exist for most products distributed by the Company, the loss of several of the larger suppliers, could have a material adverse effect on the Company until alternative suppliers were located and commenced providing products.

Competition

Based upon industry estimates, the Company believes that approximately 74% of collision parts by dollar amount are supplied by OEMs, compared with an estimated 13% by distributors of aftermarket collision parts and 13% by distributors of salvage parts. See “Cautionary Statements” below for a discussion of a recent court decision which is impacting the market share of aftermarket collision parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented. The Company’s competitors generally are independently owned distributors having from one to three distribution centers. In addition to intense competition from OEMs, the Company is encountering significant competition from other distributors of aftermarket parts including automobile dealerships, who are able to offer repair shops one-stop procurement; distributors of salvage parts and buying groups.

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

Indirect competition with OEMs is also experienced as a result of actions by OEMs and/or their dealers to impact the marketability of aftermarket collision replacement parts through (i) having legislation introduced in various states restricting or eliminating the use of aftermarket parts (see “Cautionary Statements—Federal and State Action”) and (ii) commencing litigation against the Company alleging that the Company’s products violate one or more trademarks or patents held by OEMs (see “Item 3. Legal Proceedings”) resulting in the Company having to expend a substantial amount of money to defend itself.

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

Employees

At June 1, 2005, the Company had 3,426 full-time employees, of whom 369 were engaged in corporate management and administration, 1,620 in sales and customer service, 702 in warehousing and shipping and 735 in remanufacturing. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

Cautionary Statements

Litigation Impacting Aftermarket Collision Replacement Parts.    Over the past fifteen years, there have been numerous lawsuits relating to the use of aftermarket parts in repairing motor vehicles. Initially, these cases were brought primarily by automobile manufacturers (OEMs) against manufacturers and distributors of aftermarket parts seeking to protect their trademarks, copyrights and other proprietary interests in replacement parts. In more recent years, class action attorneys have commenced numerous cases against insurance companies, primarily alleging a violation of the insurance contract and state consumer protection laws because of the specification of aftermarket crash parts for the repair of policyholders’ vehicles. Plaintiffs’ attorneys allege that aftermarket parts are inferior to OEM parts and thus are incapable of restoring a vehicle to its “pre-loss” condition as required by many insurance policies.

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

On January 30, 2000, a class action was filed in Quebec against two auto insurers, Groupe Desjardins, ING Canada and AXA Canada, relating to their specification of aftermarket parts in the repair of vehicles. The case was modeled after the State Farm case and the plaintiffs are relied in part on the judgment in that case. By the end of 2004, the parties in the action reached a settlement agreement, which is expected to have little if any impact on the use of aftermarket collision parts in Canada. The agreement is subject to court approval.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event that the State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on the Company would be material and adverse. Should this occur, OEMs would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company was to become a defendant in one or more aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

The Company believes that substantially all of the aftermarket crash parts that it distributes are of similar quality to OEM crash parts and, when installed in a competent manner by collision repair shops, vehicles are restored to their “pre-loss condition.” In addition, the Company provides a limited warranty against defects in materials and workmanship with respect to the parts it distributes for as long as the owner at the time repairs are made continues to own the vehicle.

Federal and State Action.    During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. During 2004, 34 separate bills were introduced in 16 states. Bills were passed in Florida and Michigan, the provisions of which should not have a material impact on the Company. Consistent with prior years, bills potentially impacting the aftermarket collision parts business will be, or have been, introduced in a number of states during 2005. The Company actively works with state legislators and regulatory officials to make them aware of the value to the consuming public of having available a viable alternative to OEM collision parts.

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

Prelude Software System Installation.    The Company has completed the installation of its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of June 1, 2005, only Canada and the Company’s locations in Maine, a recent acquisition, remain on separate systems. This has been an extremely costly and time-consuming process and additional effort will be required to maximize the efficiency and utilization of the system. It is unclear how much it will cost to do the significant work necessary to refine and optimize the system to allow the Company to leverage the benefits of the system, but such costs may be substantial.

Continued Acceptance of Aftermarket Collision Replacement Parts.    Based upon industry sources, the Company estimates that approximately 85% of automobile collision repair work is paid for in part by insurance; accordingly, the Company’s business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. As described above and in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—General” below, the use of many of the products distributed by the Company is being disputed in various forums.

Dependence on Key and Foreign Suppliers.    The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2005, approximately 58% of the products distributed by the Company were manufactured in the United States or Canada and approximately 42% were imported directly or indirectly from manufacturers in Asia. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan.

Shipping.    The Company’s operations are dependent on a continued source of supply of the many automotive body parts which are presently only available from Taiwan. These products are transported to the United States aboard container ships which dock primarily in the Los Angeles, California area. Any disruption in shipping for any prolonged period, such as might result from an act of terrorism or labor strike, would likely have a material adverse impact on the Company’s sales and earnings. Hostilities between China and Taiwan could also have an adverse impact on the Company’s source of supply. In addition, contracts with shipping companies are negotiated on an annual basis normally beginning in April. The recently negotiated contracts do not reflect any material price increases but a material increase in shipping rates could adversely impact the Company’s results of operations. Finally, because of the increase in global shipping, the Company is concerned that sufficient containers may not be available to transport inventory. Delays in receiving needed inventory could have a material adverse impact on the Company.

Decline in the Number of Collision Repairs.    The number of collision repairs has declined in recent years, and may continue to do so in the future. The decline in the number of vehicles being repaired is due to, among other things, automotive safety improvements, more rigorous enforcement of stricter drunk driving laws resulting in fewer accidents and the increase in unit body construction and higher collision repair costs resulting in a larger number of automobiles being declared a total loss in lieu of being repaired. Recent innovations such as impact detection devices available on certain vehicles could also result in fewer collisions. The continuation of such decline may have a material adverse effect on the Company.

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

The Company acquired North Star’s bumper plating operations in March 1997 and Midwest Bumper’s plating operations in March 1999. The Company previously conducted similar operations at 12 sites, 11 of which were closed between 1983 and 1993 and one of which was closed in 2000. The Company’s bumper plating operations, which use a number of hazardous materials, are subject to a variety of federal and state laws and regulations relating to environmental matters, including the release of hazardous materials into the air, water and soil. The Company endeavors to ensure that its bumper plating operations comply with applicable environmental laws and regulations. To date, compliance with such laws and regulations has not had a material effect on the Company’s capital expenditures, earnings or competitive position. While the Company is currently doing remediation at the site of its former Newark, New Jersey plating facility (closed in 2000), the Company does not anticipate material expenditures in completing that operation. No material capital expenditures with respect to the Company’s bumper plating operations are anticipated during the next 12 months. Although the Company believes it is in substantial compliance with all applicable environmental laws and regulations relating to its bumper plating operations, there can be no assurance that the Company’s current or former operations have not, or will not in the future, violate such laws and regulations or that compliance with such laws and regulations will not have a material adverse effect on the Company’s operations. Any inadvertent mishandling of hazardous materials or similar incident could result in costly remediation efforts and administrative and legal proceedings, which could materially and adversely affect the Company’s business and results of operations. In addition, future environmental regulations could add to the overall costs of the Company’s bumper plating business or otherwise materially and adversely affect these operations.

Litigation.    For a description of two matters currently pending against the Company, see Item 3. Legal Proceedings below.

Volatility of Stock Price.    The trading price of the Company’s Common Stock may be subject to significant fluctuations as a result of variations in the Company’s actual or anticipated operating results, changes in general market conditions and other factors. In recent years, the stock market generally has experienced significant price and volume fluctuations which often have been unrelated or disproportionate to the operating performance of a specific company or industry. There can be no assurance that the market price of the Company’s Common Stock will not decline below the current market price. The results of operations for the fiscal year ended April 1, 2005 were below the expectations of public market analysts and as a result, the price of the Company Common Stock may be adversely affected. There can be no assurance that results in the future may not disappoint and cause a further erosion of the stock price.

ITEM 2.    PROPERTIES

The Company’s principal executive offices are located in Pomona, California, on premises owned by the Company, which contain approximately 11,000 square feet. The Company also leases approximately 7,500 square feet of space contiguous to the owned property. In addition, the Company owns facilities used as distribution centers in Chicago, Illinois; Quincy, Illinois; Bethlehem, Pennsylvania; Denver, Colorado; Lincoln, Nebraska and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company has moved its distribution center in New Albany, Indiana from property owned by the Company to leased premises and has put its property up for sale. The Company leases its remaining facilities.

The Company’s regional hub facilities range from approximately 30,000 square feet to 238,000 square feet. Its distribution facilities range from approximately 1,500 square feet to 129,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2016, many with options to extend the lease term. The Company believes that no single lease is material to its operations, that its facilities are adequate for the foreseeable future and that alternative sites presently are available at market rates.

Of the Company’s distribution centers, five are leased from parties in which a current officer of the Company has an interest. The Company believes that the terms and conditions of these leases are no less favorable to the Company than could have been obtained from unaffiliated parties in arm’s-length transactions at the time of the execution of such leases.

ITEM 3.    LEGAL PROCEEDINGS

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for Summary Judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motor’s complaint. On May 24, 2005, General Motors filed a Notice of Appeal.

On April 8, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint before the United States International Trade Commission (“ITC”) alleging that the Company was importing for distribution in the United States, Ford Motor Co. Expedition grilles, model years 2003, 2004 and 2005, manufactured in Taiwan and that the grilles violated a design patent held by Ford. After the filing, attorneys for the Company notified Ford’s legal counsel that in the opinion of the Company Ford’s design patent was invalid. On May 24, 2005, the ITC formally instituted an investigation with respect to the complaint. On May 24, 2005, Ford filed a motion to withdraw its complaint and the Company has joined Ford in its request. It is anticipated that the ITC will grant Ford’s request and that the investigation will be terminated within the next 60 days.

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

	High	Low
Fiscal 2004
First Quarter	$20.69	$17.02
Second Quarter	22.15	17.80
Third Quarter	25.28	21.38
Fourth Quarter	29.31	25.26
Fiscal 2005
First Quarter	$28.44	$25.13
Second Quarter	28.74	21.40
Third Quarter	23.78	17.83
Fourth Quarter	23.74	21.00
Fiscal 2006
First Quarter (through June 3, 2005)	$24.27	$19.37

On June 3, 2005, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $19.54 per share. As of June 3, 2005, there were approximately 303 shareholders of record of the Common Stock.

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

	Fiscal year ended(1)
	April 1, 2005	March 26, 2004	March 28, 2003	March 29, 2002	March 30, 2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$557,705	$501,108	$439,139	$382,274	$351,845
Cost of sales	314,792	282,079	247,913	218,475	204,073

Gross profit	242,913	219,029	191,226	163,799	147,772
Selling and distribution expenses	167,721	148,371	129,822	114,276	110,170
General and administrative expenses	54,258	43,333	38,424	32,816	30,155
Non-recurring expenses	—	—	—	6,796	7,104

Operating income	20,934	27,325	22,980	9,911	343
Other income	2,881	2,235	1,782	1,895	2,037
Interest expense	(259)	(671)	(553)	(698)	(1,456)

Income before income taxes and cumulative effect of a change in accounting principle	23,556	28,889	24,209	11,108	924
Income taxes	9,296	11,167	9,462	4,450	1,401

Net income (loss) before cumulative effect of a change in accounting principle	14,260	17,722	14,747	6,658	(477)
Cumulative effect of change in accounting principle (net of tax)	—	—	—	(28,691)	—

Net income (loss)	$14,260	$17,722	$14,747	$(22,033)	$(477)

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$.91	$1.18	$1.01	$0.46	$(0.03)
Diluted	$.90	$1.16	$0.99	$0.45	$(0.03)
Cumulative effect of a change in accounting principle (net of tax):
Basic	—	—	—	$(1.98)	—
Diluted	—	—	—	$(1.93)	—
Net income (loss) per share:
Basic	$.91	$1.18	$1.01	$(1.52)	$(.03)

Diluted	$.90	$1.16	$.99	$(1.48)	$(.03)

Weighted average common shares outstanding:
Basic	15,642	14,998	14,635	14,467	14,420

Diluted	15,787	15,266	14,968	14,876	14,420

Consolidated Balance Sheet Data:
Working capital	$145,246	$122,859	$107,079	$95,384	$88,393
Total assets	234,584	215,913	191,809	159,686	183,756
Total current liabilities	40,224	43,075	47,943	31,385	35,283
Long-term debt, less current maturities	—	—	—	14	49
Shareholders’ equity	191,777	171,527	141,642	126,314	145,941

(1)	Fiscal 2005 contained 53 weeks; all other periods contained 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because of the Company’s dependence on the acceptance of its products by insurance companies, its business is vulnerable to actions that impact the insurance industry. During the past five years, the Company’s sales and profits have been adversely impacted by class action litigation against insurance companies for specifying aftermarket parts and a concerted effort, generally led by the OEMs, their dealer network and some collision repair shops, to have legislation passed at the state level restricting or eliminating the use of aftermarket parts in the repair of damaged vehicles. See Cautionary Statements above.

Other important risks which may impact the Company’s financial results, include the fact that because the Company’s business is dependent on a continued source of supply of many automotive body parts which at present are only available from Taiwan, it is vulnerable to any disruptions in shipping, increased shipping costs and the relationship of the U.S. dollar to the New Taiwan dollar.

Challenges currently facing the Company include controlling costs, managing its growth and integrating its acquisitions. Escalating costs of audits, Sarbanes-Oxley compliance, health care and commercial insurance, raw materials prices and fuel costs are also challenges for the Company at this time.

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through acquisitions, as well as greenfield openings; internal growth and expanding into new product markets, such as retail sales through retail parts distributors and offering the Company’s products on the web.

The Company’s financial position remains strong, as evidenced by a current ratio (current assets to current liabilities) of 4.6:1 at April 1, 2005, and by the generation of substantial cash flows from operations. Depending upon the size of any acquisitions, the Company may be dependent on its bank line of credit to finance them.

General

Fiscal 2005 contained 53 weeks as compared to 52 weeks in fiscal 2004. Consequently, comparisons of certain results may not be meaningful.

In September 2004, the Company voluntarily suspended the sale of aftermarket headlamps for the Ford Taurus (’96 – ’04) and for the General Motors Pontiac Grand Am (’99 – ’04) as a result of independent tests indicating that these headlamps do not fully comply with federal standards. The Company’s primary supplier of these headlamps advised the Company that it had brought the headlamps into compliance with federal standards, supplying the Company with the results of tests by an independent laboratory. Effective in April 2005, the Company again began selling the above-mentioned headlamps. As a result of the publication of the initial independent test results, several insurance companies have indicated that they have discontinued specifying all aftermarket lights in vehicle repair.

Sales of lighting products during fiscal 2005, constituted approximately 16.2% of total sales.

While sales to date have not been materially affected by recent suspension actions by certain insurance companies, sales of aftermarket lighting products decreased slightly in the quarter ended April 1, 2005 as compared to the fourth quarter of the prior year. Sales of lighting products increased by approximately 7.1% from the third to the fourth quarter of the last fiscal year. Prior to September 2004, the Company had generally been experiencing double digit growth rates in the sale of lighting products on a year-to-year comparison. A continuation of this trend could have an adverse impact on the Company’s rate of growth.

In January 2005, a Taiwanese manufacturer of aftermarket replacement hoods for the Hyundai Elantra, model years 2001-2003, announced a voluntary recall of hoods sold during 2004. The hoods are being recalled because of a possible faulty hood latch. The manufacturer has agreed to reimburse distributors and body shops for costs incurred in connection with the recall. The Company is assisting the manufacturer in facilitating the recall and has notified its body shop customers who purchased these hoods during 2004. The Company has not experienced any material losses as a result of its participation in the recall process.

Lease Accounting Charge

During fiscal 2005, the Company adjusted its accounting for rent under its various operating leases in accordance with the requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 13. SFAS No. 13 requires the Company to record straight line lease expenses over the term of the lease when a lease contains a fixed rent escalation clause. The Company had been recording the actual rent expense for each year of the lease. As a result, the Company recorded an adjustment of $1.2 million dollars, substantially all of which was recorded as additional selling and distribution expenses. Of this amount, $0.9 million related to fiscal years prior to 2005 and $0.3 million related to fiscal 2005.

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

Insurance.    The Company’s main insurance programs (medical, workers’ compensation and vehicle) are designed as large deductible programs. Through these programs, the Company self-insures losses up to a deductible limit and purchases stop-loss insurance to protect against losses that are over the deductible. The stop-loss insurance is purchased on an individual and aggregate basis. The amount of the deductible has risen significantly in the last two years resulting in a shift of risk from the insurance carrier to the Company. The Company estimates its cost for these programs and maintains reserves for incurred, but not reported, losses. If the Company were to experience an increase in claims activity over anticipated amounts, and its reserves are not sufficient, additional reserves may be required, which would have an unanticipated negative impact on future earnings.

Acquisitions

During fiscal 2005, 2004 and 2003, the Company completed three, six and three acquisitions, respectively. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. See Note 2 to the Consolidated Financial Statements.

During fiscal 2005, the Company acquired certain assets of Lincoln Bumper, Inc., a distributor of aftermarket collision replacement parts in Lincoln, Nebraska in June 2004 and of Royal Bumper Service, a recycler of plastic bumpers in Newberg, Oregon at the beginning of fiscal 2005. In November 2004, the Company acquired all of the outstanding capital stock of Chambers Parts Distributors, a distributor of aftermarket collision replacement parts with locations in Bangor, Manchester and Portland, Maine.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.4	56.3	56.5

Gross profit	43.6	43.7	43.5
Selling and distribution expenses	30.1	29.6	29.6
General and administrative expenses	9.7	8.7	8.7

Operating income	3.8	5.4	5.2
Other income	0.5	0.4	0.4
Interest expense	—	(0.1)	(0.1)

Income before income taxes	4.3	5.7	5.5
Income taxes	1.7	2.2	2.1

Net income	2.6%	3.5%	3.4%

Revenues by Product Category

The following table sets forth, for the periods indicated, net sales by product category.

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
	(in millions)
Automotive body parts(1)	$293.9	$255.2	$216.6
Bumpers	163.1	147.2	127.8
Paint and related materials	59.2	58.9	56.0
Wheels and related products	43.4	39.6	35.8
Other	(1.9)	0.2	2.9

Total Sales	$557.7	$501.1	$439.1

(1)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Fiscal 2005 Compared to Fiscal 2004

Net sales were $557.7 million in fiscal 2005 compared to $501.1 million in fiscal 2004, an increase of $56.6 million, or 11.3%. This increase was due primarily to increases of $38.7 million in sales of automotive body parts and $15.9 million in sales of new and recycled bumpers, which represent increases of approximately 15.2% and 10.8%, respectively, compared to fiscal 2004. In addition, the Company sold $43.4 million of wheels and related products in fiscal 2005 compared to $39.6 million in the prior fiscal year, an increase of 9.6%.

On a same store sales basis, sales were up approximately 6.4% for fiscal 2005 (adjusted to eliminate the effect of the extra week in fiscal 2005), primarily as a result of the fact that insurance companies were continuing to increase the specification of aftermarket parts in the repair of insured vehicles, price increases and increased market share.

Gross profit increased to $242.9 million (43.6% of net sales) in fiscal 2005 from $219.0 million (43.7% of net sales) in fiscal 2004, an increase of 10.9%. Gross profit percentage was negatively impacted during fiscal 2005 by a $1.3 million write-off of obsolete and excess wheel inventory and by a $0.6 million inventory adjustment booked in the first quarter of fiscal 2005. The inventory adjustment was made after the Company in June 2004 discovered two errors in the software underlying the new management information systems which had resulted in the double counting of certain inventory over the last four quarters, primarily returns of recycled bumpers at certain locations. The software programs were revised and no further such adjustments have been required. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $167.7 million (30.1% of net sales) in fiscal 2005 from $148.4 million (29.6% of net sales) in fiscal 2004, an increase of 13.0%. The increase in these expenses as a percentage of net sales was primarily the result of lease expense charges of $1.1 million to bring the Company’s rent expense accrual in line with the requirements of SFAS No. 13 which requires that the Company record lease expenses on a straight line basis over the term of any lease which includes a fixed rent escalation clause, rather than reflect the actual lease payments. Of that amount, $0.9 million related to expenses for fiscal years prior to fiscal 2005. This revision in the accruing of lease expenses will increase selling and distribution expenses by $67,000 in fiscal 2006, based upon existing leases. Selling and distribution expenses were also negatively impacted on a comparative basis as a result of increased fuel costs ($1.9 million), and lease costs relating to a dispute with a landlord and a write off with respect to an abandoned location ($0.3 million).

General and administrative expenses increased to $54.3 million (9.7% of net sales) in fiscal 2005 from $43.3 million (8.7% of net sales) in fiscal 2004, an increase of 25.2%. While these expenses increased as a percentage of net sales in part as a result of the increase in sales, the increase was primarily the result of several other factors. Among these other factors are increased costs of approximately $0.6 million relating to the retirement of the Company’s past CEO and the employment of a new CEO who joined the Company in June 2004, the cost of the new organizational development group amounting to $0.5 million and costs in the amount of $0.6 million relating to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

While other income increased during fiscal 2005, the increase was offset by a write-off of fixed assets no longer in service of $0.4 million.

As a result of the above factors, the Company experienced a decrease in net income in fiscal 2005 to $14.3 million, as compared to net income of $17.7 million in fiscal 2004.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At April 1, 2005, working capital was $145.2 million compared to $122.9 million at March 26, 2004. The increase in working capital is primarily the result of cash generated from operations. The Company financed its working capital requirements and the acquisitions completed during fiscal 2005 primarily from cash flow from operations.

During the year ended April 1, 2005, the Company’s cash and cash equivalents increased by $878,000. This increase is the result of cash provided by operating activities of $17.4 million, offset by (i) cash used in investing activities of $10.2 million, primarily as a result of cash used to purchase property and equipment primarily related to the implementation of the Company’s enterprise software package and cash paid for acquisitions and (ii) cash used in financing activities of $6.3 million primarily to pay down $10.0 million outstanding under the bank credit facility, partially offset by $3.8 million of proceeds from stock option exercises. The cash provided by operating activities resulted from net income of $14.3 million increased by $12.7 million of non-cash expenses and partially offset by a $9.6 million decrease in cash from changes in working capital components. The working capital component change primarily reflects an increase in inventories and accounts receivable of $14.8 million and $6.3 million, respectively, offset by an increase in accounts payable of $8.6 million. The most significant non-cash expenses were depreciation and amortization of $8.3 million and a $2.9 million provision for a write-down of inventories and losses on uncollectible accounts receivable of $1.0 million.

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility which balance is due on July 1, 2006. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At April 1, 2005, no amount had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was not in compliance with all such covenants at April 1, 2005, but had obtained a waiver from its commercial lender prior to the filing of this Annual Report. In December 2004, the Company caused its commercial lender to renew $7.4 million of letters of credit and in March 2005 issue an additional letter of credit for $3.2 million to the Company’s primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At June 3, 2005, $29.3 million was available to the Company under the line of credit.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including concluding possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Business—Cautionary Statements” above. Especially important are the risks discussed under Item 1. Business—Cautionary Statements—Litigation Impacting Aftermarket Collision Replacement Parts” and “Business—Cautionary Statements—Federal and State Action,” above. Since the Company’s product sales are so dependent upon the acceptance of aftermarket parts by insurance companies, adverse judgments or restrictive legislation could reduce sales and negatively impact cash flow from operations. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

Contractual Obligations

The following table quantifies our future contractual obligations as of April 1, 2005:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$74,967	$18,178	$28,482	$14,245	$14,062
Purchase obligations (1)	5,475	3,075	2,400	—	—
Other long term liabilities (2)	2,583	—	2,583	—	—

Total	$83,025	$21,253	$33,465	$14,245	$14,062

(1)	Primarily represents contractual obligations relating to the Company’s management information systems, including maintenance, software licenses and the outsourcing of its data center operations; and obligations under its primary telecom agreement.
(2)	Primarily amounts due under the Company’s defined benefit plan, which is suspended.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $11.3 million at April 1, 2005, or approximately 4.8% of total assets or 5.9% of consolidated shareholders’ equity. Goodwill amounted to $9.7 million at March 26, 2004, or approximately 4.5% of total assets or 5.6% of consolidated shareholders’ equity. The increase in goodwill from March 26, 2004 was the result of the completion of three acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of April 1, 2005, other intangible assets amounted to $0.9 million. For the years ended April 1, 2005 and March 26, 2004, amortization of other intangible assets was approximately $0.4 and $0.5 million, respectively.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using ABP 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 11 to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007.

In January 2003, the FASB issued Interpretation No. 46 (subsequently revised in December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ended after March 15, 2004. The Company reviewed the interpretation and determined that it did not have an impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and was effective for periods ending on or after June 15, 2003. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the expose to interest rate fluctuations is not considered to be material. The Company is exposed to currency fluctuations with respect to its product purchases in Taiwan. While all transactions with manufacturers based in Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the purchase price of products. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Keystone Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. as of April 1, 2005 and March 26, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at April 1, 2005 and March 26, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Keystone Automotive Industries, Inc.’s internal control over financial reporting as of April 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 10, 2005

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 1, 2005	March 26, 2004
A S S E T S
Current assets:
Cash and cash equivalents	$4,054	$3,176
Accounts receivable, less allowance for doubtful accounts of $1,270 in 2005 and $887 in 2004	49,719	44,005
Inventories, primarily finished goods	119,679	107,221
Prepaid expenses and other current assets	5,584	7,455
Deferred taxes	6,434	4,077

Total current assets	185,470	165,934
Property, plant and equipment, at cost:
Land	636	597
Buildings and leasehold improvements	13,371	12,506
Machinery and equipment	39,629	40,550
Furniture and fixtures	8,782	14,268

	62,418	67,921
Accumulated depreciation and amortization	(31,339)	(37,269)

	31,079	30,652
Goodwill	11,309	9,662
Other intangibles, net of accumulated amortization of $3,851 in 2005 and $3,565 in 2004	925	1,323
Other assets	2,596	2,573
Deferred taxes	3,205	5,769

Total assets	$234,584	$215,913

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y

Current liabilities:
Credit facility	$—	$10,000
Accounts payable	25,950	18,598
Accrued salaries, wages and related benefits	7,177	8,507
Other accrued liabilities	7,097	5,970

Total current liabilities	40,224	43,075
Other long-term liabilities	2,583	1,311
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares—15,839,000 in 2005 and 15,443,000 in 2004, at stated value	93,244	89,492
Restricted stock	460	180
Additional paid-in capital	7,695	5,967
Retained earnings	91,101	76,841
Accumulated other comprehensive loss	(723)	(953)

Total shareholders’ equity	191,777	171,527

Total liabilities and shareholders’ equity	$234,584	$215,913

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share and share amounts)

	Year ended
	April 1, 2005	March 26, 2004	March 28, 2003
Net sales	$557,705	$501,108	$439,139
Cost of sales	314,792	282,079	247,913

Gross profit	242,913	219,029	191,226
Operating expenses:
Selling and distribution	167,721	148,371	129,822
General and administrative	54,258	43,333	38,424

	221,979	191,704	168,246

Operating income	20,934	27,325	22,980
Other income	2,881	2,235	1,782
Interest expense	(259)	(671)	(553)

Income before income taxes	23,556	28,889	24,209
Income taxes	9,296	11,167	9,462

Net income	14,260	17,722	14,747

Per Common Share:
Net income per share:
Basic	$.91	$1.18	$1.01

Diluted	$.90	$1.16	$.99

Weighted average common shares outstanding:
Basic	15,642,000	14,998,000	14,635,000

Diluted	15,787,000	15,266,000	14,968,000

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share and share amounts)

	Common Stock		Warrants	Restricted Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 29, 2002	14,583,000	$80,303	$236	—	$1,864	$44,372	$(541)	$126,314
Net income	—	—	—	—	—	14,747	—	14,747
Defined benefit plan funding adjustments net of taxes of $425	—	—	—	—	—	—	(662)	(662)

Comprehensive income				—				14,085
Stock options exercised	109,000	838	—	—	—	—	—	838
Tax benefit of stock options exercised	—	—	—	—	405	—	—	405

Balance at March 28, 2003	14,692,000	$81,221	$236	—	$2,269	$59,119	$(1,203)	$141,642
Net income						17,722		17,722
Defined benefit plan funding adjustments net of taxes of $182	—	—	—	—	—	—	291	291
Foreign currency exchange	—	—	—	—	—	—	(41)	(41)

Comprehensive income								17,972
Stock options / warrants exercised	751,000	8,271	(236)	—	—	—	—	8,035
Restricted stock	—	—	—	180	—	—	—	180
Tax benefit of stock options exercised	—	—	—	—	3,698	—	—	3,698

Balance at March 26, 2004	15,443,000	$89,492	$—	$180	$5,967	$76,841	$(953)	$171,527
Net income	—	—	—	—	—	14,260	—	14,260
Defined benefit plan funding adjustments net of taxes of $209	—	—	—	—	—	—	(334)	(334)
Foreign currency exchange	—	—	—	—	—	—	564	564

Comprehensive income								14,490
Stock options exercised	396,000	3,752	—	—	—	—	—	3,752
Restricted stock	—	—	—	280	—	—	—	280
Tax benefit of stock options exercised	—	—	—	—	1,728	—	—	1,728

Balance at April 1, 2005	15,839,000	$93,244	$—	$460	$7,695	$91,101	$(723)	$191,777

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	April 1, 2005	March 26, 2004	March 28, 2003
Operating activities
Net income	$14,260	$17,722	$14,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,524	5,945	4,982
Amortization of other intangibles	758	600	483
Deferred taxes	234	2,716	498
Loss on closures/impairment	174	635	464
Provision for losses on uncollectible accounts	962	756	855
Provision for write-down of inventories	2,949	1,400	2,331
Loss (gain) on sales of assets	73	(17)	(21)
Changes in operating assets and liabilities:
Accounts receivable	(6,278)	(2,291)	(5,930)
Inventories	(14,823)	(1,476)	(18,247)
Prepaid expenses and other current assets	1,724	(2,902)	(289)
Accounts payable	8,645	2,001	4,117
Accrued salaries, wages and related benefits	(1,330)	202	1,970
Other accrued liabilities	2,563	387	258
Other, net	(59)	(13)	(896)

Net cash provided by operating activities	17,376	25,665	5,322
Investing activities
Proceeds from sales of assets	766	176	237
Acquisitions of certain service centers, net of cash received	(2,613)	(15,882)	(6,927)
Purchases of property, plant and equipment	(8,375)	(11,855)	(9,164)

Net cash used in investing activities	(10,222)	(27,561)	(15,854)
Financing activities
(Payments) borrowings under bank credit facility, net	(10,000)	(6,606)	9,774
Principal payments on long-term debt	(28)	(15)	(74)
Proceeds from stock option exercises	3,752	8,035	838

Net cash (used in) provided by financing activities	(6,276)	1,414	10,538

Net increase (decrease) in cash and cash equivalents	878	(482)	6
Cash and cash equivalents at beginning of year	3,176	3,658	3,652

Cash and cash equivalents at end of year	$4,054	$3,176	$3,658

Supplemental disclosures:
Interest paid during the year	$274	$681	$525
Income taxes paid during the year	6,513	7,089	7,810
The following items are not included in the Consolidated Statement of Cash Flows:
Minimum pension liability adjustment	$334	$(291)	$662

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

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

Business Information

The Company operates in one business segment. The principal business of the Company is the distribution of collision replacement parts for automobiles and light trucks to collision repair shops through a network of distribution centers located within the United States, one in Mexico, and eight in Canada.

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

Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on the last Friday of March. The fiscal year ended April 1, 2005 included 53 weeks and the fiscal years ended March 26, 2004 and March 28, 2003 each included 52 weeks, respectively.

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

During 2005 and 2004, the Company imported 42% and 38% of its products directly or indirectly from Asia, respectively.

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

Inventories

The Company’s inventories consist primarily of automotive aftermarket collision replacement parts, paint and related items. Inventories are stated at the lower of cost (weighted-average method) or market.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of April 1, 2005.

Depreciation and Amortization

The Company uses the straight-line method for calculating depreciation and amortization of property, plant, and equipment over the following estimated useful lives:

Buildings	20 years
Machinery and equipment	5–12 years
Furniture and fixtures	5–7 years
Auto and truck	3–5 years
Leasehold improvements	Term of lease or life of the asset, whichever is shorter

Goodwill and Other Intangibles

The Company records goodwill as a result of acquisitions. Effective March 31, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” that requires it to analyze its goodwill for impairment at least annually. The determination of the value of goodwill requires it to make estimates and assumptions that affect its consolidated financial statements. In assessing the recoverability of our goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company performs goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 1, 2005, the Company had $11.3 million in goodwill that will be subject to future impairment tests. If the Company is required to recognize goodwill impairments in future periods, the Company would report those impairment losses as part of its operating results. The Company determined that no adjustments were necessary when it performed its annual impairment testing in the fourth quarter of fiscal 2005, 2004 and 2003, respectively.

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

New Accounting Standards

In December 2004, the FASB issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using ABP 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 11 to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007.

In January 2003, the FASB issued Interpretation No. 46 (subsequently revised in December 2003) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was effective for all variable interest entities for periods ended after December 15, 2003. Application for all other types of entities was required in financial statements for periods ended after March 15, 2004. The Company reviewed the interpretation and determined that it did not have an impact on its consolidated financial position, results of operations or cash flows.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity and was effective for periods ending on or after June 15, 2003. The Company adopted the new standard and determined that its implementation did not impact its consolidated financial position, results of operations or cash flows.

2.    ACQUISITIONS

During fiscal 2005, the Company acquired certain assets of Lincoln Bumper, Inc., a distributor of aftermarket collision replacement parts in Lincoln, Nebraska in June 2004 and of Royal Bumper Service, a recycler of plastic bumpers in Newberg, Oregon at the beginning of fiscal 2005. In November 2004, the Company acquired all of the outstanding capital stock of Chambers Parts Distributors, a distributor of after market collision replacement parts with locations in Bangor, Manchester and Portland, Maine. The Company acquired these companies for approximately $2.6 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $1.6 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2005 and 2004, assuming that these acquisitions had been made at the beginning of fiscal 2004, would not have been materially different from the results presented.

During fiscal 2004, the Company acquired certain assets of the following businesses: Landmark Auto Parts, a distributor of aftermarket collision replacement parts in Newport News, Virginia in May 2003; U.S. Crash Parts, a distributor of aftermarket collision parts in Lexington, Kentucky in June 2003; Kansas Bumper/Mokan, a distributor of aftermarket collision replacement parts in Kansas City, Lawrence, Topeka, Manhattan, Wichita and Liberal, Kansas in September 2003; and Sam’s Nu-Chrome Bumper, a distributor of bumpers in New Orleans, Louisiana in December 2003. In addition, the Company acquired all of the outstanding capital stock of two Canadian distributors of aftermarket collision replacement parts. The Company acquired MultiPro in August 2003, with locations in Drummondville, Montreal, Quebec, Ottawa and Sherbrooke and Quinte, Canada and Quinte in January 2004, with locations in Trenton, Toronto, Ottawa and Montreal, Canada. The Company acquired these companies for approximately $15.9 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $6.8 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2004 and 2003, assuming that these acquisitions had been made at the beginning of fiscal 2003, would not have been materially different from the results presented.

During fiscal 2003, the Company acquired certain assets of the following businesses: Perfect Cooling Industries, Inc., a distributor of aftermarket radiators and condensers with operations in Carson, California, Chicago, Illinois, Norcross, Georgia and Bensalem Township, Pennsylvania in April 2002; Arizona Plating, a bumper recycling facility in Phoenix, Arizona in April 2002; and Advance Plating, a distributor of aftermarket collision replacement parts in Republic, Missouri in January 2003. The Company acquired these three companies for approximately $6.7 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair values of the assets acquired was approximately $0.9 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2003 and 2002, assuming that these acquisitions had been made at the beginning of fiscal 2002, would not have been materially different from the results presented.

3.    GOODWILL AND OTHER INTANGIBLES

Amortization expense for other intangibles for the years ended April 1, 2005, March 26, 2004 and March 28, 2003 was $403,000, $525,000 and $483,000, respectively.

The carrying amount of goodwill as of April 1, 2005 and March 26, 2004 was $11.3 million and $9.7 million, respectively.

4.    FINANCING ARRANGEMENTS

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility which balance is due on July 1, 2006. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At April 1, 2005, no amount had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was not in compliance with all such covenants at April 1, 2005, but had obtained a waiver from its commercial lender prior to the filing of this Annual Report. In December 2004, the Company caused its commercial lender to renew $7.4 million of letters of credit and in March 2005 issue an additional letter of credit for $3.2 million to the Company’s primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

5.    SHAREHOLDERS’ EQUITY

The Company maintains a stock repurchase plan as authorized by the Board of Directors, which at April 1, 2005, authorized the purchase of up to $4.1 million shares of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased approximately 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. No shares were repurchased during fiscal 2005, 2004 or 2003.

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

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
	(in thousands, except share and per share amounts)
Numerator:
Net income	$14,260	$17,722	$14,747

Denominator:
Denominator for basic earnings per share—weighted average shares	15,642	14,998	14,635
Effect of dilutive securities:
Employee stock options and warrants	145	268	333

Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	15,787	15,266	14,968

Basic earnings per share	$.91	$1.18	$1.01

Diluted earnings per share	$.90	$1.16	$.99

7.    RELATED PARTY TRANSACTIONS

The Company has entered into various property lease agreements with related parties, including certain of the Company’s directors and officers and agreements with a corporation which is owned by a family member of a Company officer and director. The leases contain terms up to 10 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm’s length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $478,000, $1,155,000 and $956,000 for the fiscal years 2005, 2004 and 2003, respectively, exclusive of the Company’s obligation for property taxes and insurance.

8.    SALES BY PRODUCT

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
	(in millions)
Automotive body parts	$293.9	$255.2	$216.6
Bumpers	163.1	147.2	127.8
Paint and related materials	59.2	58.9	56.0
Wheels and related products	43.4	39.6	35.8
Other	(1.9)	.2	2.9

Total Sales	$557.7	$501.1	$439.1

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

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	April 1, 2005	March 26, 2004
	(in thousands)
Deferred tax assets:
Inventories	$3,876	$2,701
Intangibles	4,889	5,544
Accrued expenses	3,619	2,522
Other, net	506	510

Total deferred tax assets	12,890	11,277
Valuation allowance	(377)	(378)

	12,513	10,899
Deferred tax liabilities:
Prepaid expenses	(594)	(677)
Excess of book basis over tax basis of property and equipment	(2,280)	(376)

Total deferred tax liabilities	(2,874)	(1,053)

Net deferred tax assets	$9,639	$9,846

The Company recorded a valuation allowance related to a deferred tax asset recorded as a result of the write-off of its investment in an internet company.

Significant components of the provision for income taxes attributable to operations under the liability method are as follows:

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
	(in thousands)
Current:
Federal	$8,214	$7,397	$8,916
State	805	763	1,044
Foreign	70	291	—

	9,089	8,451	9,960
Deferred:
Federal	86	2,462	(446)
State	8	254	(52)
Foreign	113	—	—

	207	2,716	(498)

	$9,296	$11,167	$9,462

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
	(in thousands)
Income taxes at statutory tax rate	$8,245	$10,150	$8,490
State income taxes, net of federal tax effect	787	981	1,033
Non-deductible expenses	180	203	234
Rate change and other	85	(161)	(303)
Valuation allowance	(1)	(6)	8

	$9,296	$11,167	$9,462

10.    EMPLOYEE BENEFIT PLANS

The Company has suspended its defined benefit pension plan (the Plan) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for all the Company’s benefit plans was as follows:

	Pension benefits
	April 1, 2005	March 26, 2004	March 28, 2003
	(in thousands)
Service cost	$118	$—	$—
Interest cost	316	306	303
Recognized losses	427	98	19
Expected return on assets	(344)	(251)	(289)

	$517	$153	$33

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the status of the funding of the plans:

	Pension benefits
	April 1, 2005	March 26, 2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,250	$5,167
Service cost	118	—
Interest cost	316	306
Actuarial losses	781	233
Benefits paid	(955)	(456)

Benefit obligation at end of year	$5,510	$5,250

Change in plan assets:
Fair value of plan assets at beginning of year	$3,942	$2,958
Actual return on plan assets	155	859
Company contributions	1,068	581
Benefits paid	(955)	(456)

Fair value of plan assets at end of year	$4,210	$3,942

Funded status:
Funded status of the plan (underfunded)	$(1,300)	$(1,308)
Unrecognized net actuarial losses	2,038	1,495

Net amount recognized	$738	$187

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(1,300)	$(1,308)
Accumulated other comprehensive loss	2,038	1,495

Net amount recognized	$738	$187

The weighted-average asset allocations of the Company’s defined benefit plan at April 1, 2005 and March 26, 2004, by asset category, are as follows:

	Fiscal year ended
	April 1, 2005	March 26, 2004
Plan Assets:
Equity securities	90%	87%
Debt securities	5%	11%
Other	5%	2%

Total	100%	100%

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above asset allocations are in line with the Company’s target asset allocation ranges, which are as follows: equity securities 70% to 90%, debt securities 0% to 20% and other securities of 0% to 10%. At April 1, 2005 and March 26, 2004, the plan held 31,200 shares of common stock of the Company with a market value of $721,000 and $802,000, respectively.

The following is a summary of benefit payments expected to be paid during the fiscal year ending in:

Defined benefit plan
(In thousands)
2006	$288
2007	405
2008	339
2009	389
2010	315
2011 – 2015	1,771

The Company’s contribution expense for Company-sponsored retirement plans was as follows:

	Fiscal year ended
	April 1, 2005	March 26, 2004	March 28, 2003
401(k) Plan	$1,505	$1,411	$1,374
Defined Benefit Plan	1,068	581	594

Total	$2,573	$1,992	$1,968

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” at April 1, 2005 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The balance of the liability of $2,038,000 was reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $792,000.

In determining the actuarial present value of projected benefit obligations at April 1, 2005 and March 26, 2004, a discount rate of 5.50% and 5.75%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended April 1, 2005 and March 26, 2004.

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

Stock Option Plan	Shares (1)	Weighted average exercise price
Outstanding at March 29, 2002	1,466,725	$10.53
Granted	312,383	18.18
Exercised	(108,700)	7.55
Expired/Cancelled	(51,265)	14.62

Outstanding at March 28, 2003	1,619,143	$12.02
Granted	145,000	17.68
Exercised	(650,825)	11.31
Expired/Cancelled	(55,000)	14.19

Outstanding at March 26, 2004	1,058,318	$13.13
Granted	120,000	25.75
Exercised	(349,181)	10.81
Expired/Cancelled	(102,200)	14.00

Outstanding at April 1, 2005	726,937	$16.20

(1)	Includes 10,000 shares outstanding at April 1, 2005 granted to non-employee directors outside of the 1996 Plan during prior fiscal years.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 1, 2005, March 26, 2004 and March 28, 2003:

	Price range
	$5.53-$9.00	$10.00-$20.00	$20.375-$20.60
Outstanding options as of March 28, 2003:
Number outstanding	567,100	1,011,843	40,200
Weighted average exercise price	$5.87	$15.14	$20.375
Weighted average remaining contractual life in years	7.1	6.7	4.8
Exercisable options:
Number exercisable	305,775	539,813	40,200
Weighted average exercise price	$6.10	$14.70	$20.40
Outstanding options as of March 26, 2004:
Number outstanding	289,000	761,218	8,100
Weighted average exercise price	$5.93	$15.78	$20.38
Weighted average remaining contractual life in years	6.1	6.9	3.8
Exercisable options:
Number exercisable	114,875	318,880	8,100
Weighted average exercise price	$6.45	$14.71	$20.38
Outstanding options as of April 1, 2005:
Number outstanding	109,875	491,162	125,900
Weighted average exercise price	$5.67	$16.17	$25.49
Weighted average remaining contractual life in years	5.2	6.0	8.8
Exercisable options:
Number exercisable	109,875	250,228	5,900
Weighted average exercise price	$5.67	$15.70	$20.38

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

	April 1, 2005	March 26, 2004	March 28, 2003
	(In thousands, except per share amounts)
Pro forma:
Net income—as reported	$14,260	$17,722	$14,747
Stock-based compensation	216	64	—
Less: Fair value stock-based compensation	(604)	(553)	(780)

Net income—pro forma	$13,872	$17,233	$13,967

Net income per share—as reported:
Basic	$.91	$1.18	$1.01

Diluted	$.90	$1.16	$.99

Net income per share—pro forma:
Basic	$.89	$1.15	$.95

Diluted	$.88	$1.13	$.93

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

	April 1, 2005	March 26, 2004	March 28, 2003
Risk free interest rate	4.55%	4.76%	5.59%
Expected life in years	4	4	4
Expected volatility	39.52%	44.5%	41.5%
Expected dividend yield	0.00%	0.00%	0.00%

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

Future minimum lease payments, under non-cancelable operating leases with initial terms of one year or more, are approximately as follows at April 1, 2005:

	Related party leases	Other	Total operating leases
	(in thousands)
2006	$436	$17,742	$18,178
2007	436	15,595	16,031
2008	436	12,015	12,451
2009	436	8,228	8,664
2010	73	5,508	5,581
Thereafter	—	14,062	14,062

Total minimum rental payments	$1,817	$73,150	$74,967

Total rent expense amounted to $20,881,000, $17,022,000 and $15,469,000 for fiscal 2005, 2004 and 2003, respectively, exclusive of the Company’s obligation for property taxes and insurance.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended April 1, 2005 and March 26, 2004:

	Quarter ended (1)(2)
	July 2	October 1	December 31	April 1
	(In thousands, except per share amounts)
2005 as reported:
Net sales	$141,117	$127,408	$136,631	$152,549
Gross profit	61,205	55,011	59,812	66,885
Net income	4,052	2,392	4,012	3,804
Per Common Share:

Net income per share:

Basic	$0.26	$0.15	$0.26	$0.24
Diluted	$0.26	$0.15	$0.25	$0.24

2005 adjustment:
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income	(897)	—	—	897
Per Common Share:

Net income per share:

Basic	$0.06	$—	$—	$0.06
Diluted	$0.06	$—	$—	$0.06

2005 restated:
Net sales	$141,117	$127,408	$136,631	$152,549
Gross profit	61,205	55,011	59,812	66,885
Net income	3,155	2,392	4,012	4,701
Per Common Share:

Net income per share:

Basic	$0.20	$0.15	$0.26	$0.30
Diluted	$0.20	$0.15	$0.25	$0.30

	Quarter ended
	June 27	September 26	December 26	March 26
	(In thousands, except per share amounts)
2004:
Net sales	$118,100	$116,663	$126,277	$140,068
Gross profit	51,531	50,270	55,560	61,668
Net income	4,180	2,687	4,507	6,348
Per Common Share:

Net income per share:

Basic	$0.28	$0.18	$0.30	$0.42
Diluted	$0.28	$0.18	$0.29	$0.41

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

(1)	Fiscal 2005 contained 53 weeks and fiscal 2004 contained 52 weeks. The additional week in fiscal 2005 was in the quarter ended July 2, 2004.
(2)	During the fourth quarter of fiscal 2005, the Company adjusted its accounting for rent under its various operating leases in accordance with the requirements of SFAS No. 13. SFAS No. 13 requires the Company to record straight line lease expenses over the term of the lease when a lease contains a fixed rent escalation clause. The Company had been recording the actual rent expense for each year of the lease. As a result, the Company recorded a fourth quarter adjustment of $1.2 million dollars, substantially all of which was recorded as additional selling and distribution expenses. Of this amount, $0.9 million related to fiscal years prior to 2005 and $0.3 million related to fiscal 2005 and accordingly the quarterly information reported for the first quarter of fiscal year 2005, as stated only to the presentation above, which had previously been reported, has been restated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2005.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included the following report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended April 1, 2005. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company has assessed the effectiveness of its internal control over financial reporting as of April 1, 2005 based on criteria established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of April 1, 2005, based on criteria established in the COSO Framework.

The Company’s independent registered public accounting firm that audited the Company’s financial statements as of April 1, 2005 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 45.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Keystone Automotive Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Keystone Automotive Industries, Inc. maintained effective internal control over financial reporting as of April 1, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Keystone Automotive Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Keystone Automotive Industries, Inc. maintained effective internal control over financial reporting as of April 1, 2005, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, Keystone Automotive Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keystone Automotive Industries, Inc. as of April 1, 2005 and March 26, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2005, and our report dated June 10, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 10, 2005

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held August 3, 2005, which will be filed with the Securities and Exchange Commission within 120 days of April 1, 2005. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held August 3, 2005, which will be filed with the Securities and Exchange Commission within 120 days of April 1, 2005. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Other than as set forth below, the information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held August 3, 2005, which will be filed with the Securities and Exchange Commission within 120 days of April 1, 2005. Such information is incorporated herein by reference.

Equity Compensation Plan Information

	April 1, 2005
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	716,937	$16.21	293,407
Equity compensation plans not approved by security holders	10,000	15.70	—

Total	726,937	$16.20	293,407

The securities which may be issued pursuant to equity compensation plans not approved by security holders represent non-qualified stock options granted to two non-employee directors in 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held August 3, 2005, which will be filed with the Securities and Exchange Commission within 120 days of April 1, 2005. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held August 3, 2005, which will be filed with the Securities and Exchange Commission within 120 days of April 1, 2005. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

See the Index to Item 8 above.

(a)(2)  Financial Statement Schedule:

See (c) below.

(a)(3)  Exhibits:

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description

3.1(2)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(9)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.1.3(22)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.3]*

3.2(2)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(8)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(9)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(11)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(2)	Form of stock certificate. [4.1]*

4.2(11)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.2.1(17)	First Amendment to Rights Agreement dated as of January 8, 2003.

4.3(14)	Warrant to Purchase 100,000 shares of Common Stock dated February 21, 2000.

10.5(1)(A)	Indemnification Agreement dated June 20, 1996 between the Registrant and Charles J. Hogarty. [10.6]*

10.6(1)(A)	Indemnification Agreement dated June 20, 1996, between the Registrant and John M. Palumbo. [10.9]*

10.7(3)(A)	Indemnification Agreement between the Registrant and Ronald G. Brown. [10.12]*

10.8(3)(A)	Indemnification Agreement between the Registrant and Kim D. Wood. [10.13]*s

10.9(1)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(7)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(12)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(16)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.14(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 26, 1997

Exhibit No.	Description
10.15(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 31, 1998

10.16(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 24, 1999

10.17(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2000

10.18(18)(A)	Non-Qualified Stock Option Agreement with Timothy McQuay dated August 23, 2001

10.19(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 31, 1998

10.20(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 24, 1999

10.21(18)(A)	Non-Qualified Stock Option Agreement with Al Ronco dated August 23, 2001

10.22(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 26, 1997

10.23(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 31, 1998

10.24(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 24, 1999

10.25(18)(A)	Non-Qualified Stock Option Agreement with George Seebart dated August 23, 2001

10.26(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 24, 1999

10.27(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2000

10.28(18)(A)	Non-Qualified Stock Option Agreement with Keith Thompson dated August 23, 2001

10.29(1)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.30(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.14]*

10.31(1)	Lease Agreement, dated January 5, 1995, between V-JAC Properties, Ltd. and the Registrant. [10.18]*

10.32(3)	Voting Agreement dated December 6, 1996, among the Registrant, North Star Plating Company, Virgil K. Benton, II, Charles J. Hogarty, Al A. Ronco, Robert L. Blanton and John M. Palumbo. [10.37]*

10.33(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouses of Ronald G. Brown and Kim D. Wood. [10.41]*

10.34(4)	Lease Agreement, dated January 1, 1995, between North Star and the spouse of Ronald G. Brown and a third party. [10.42]*

10.35(4)	Lease Agreement, dated January 1, 1995, between North Star and a partnership owned by Kim D. Wood and an employee of North Star. [10.43]*

10.36(4)	Lease Agreement, dated May 20, 1996, between North Star and a partnership owned by the spouses of Ronald G. Brown and Kim Wood and the Brown Family Limited Partnership. [10.44]*

10.37(14)(A)	Key Employee Salary Continuation Agreement between Registrant and James C. Lockwood dated April 11, 2000.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.38.1(21)	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association

10.38.2(20)	Second Amendment to Credit Agreement dated as of August 1, 2003 between Registrant and Wells Fargo Bank, National Association [10.38.2]*

Exhibit No.	Description
10.38.3(23)	Third Amendment to Credit Agreement dated as of December 1, 2004 between Registrant and Wells Fargo Bank, National Association [10.38.3]*

10.39(19)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Currey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(19)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

10.41(20)(A)	Consulting Agreement between Charles J. Hogarty and Registrant dated September 1, 2003. [10.41(A)]*

10.42(24)	Form of Officer and Director indemnification agreement. [10.42]*

10.43(A)	Restricted Stock Agreement between Richard L. Keister and the Registrant.

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(2)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(3)	Filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 23, 1996 (File No. 333-18663).
(4)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(7)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(8)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(9)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(11)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(12)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(14)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2000.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.

(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.
(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.
(18)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2003.
(19)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(20)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 10, 2003.
(21)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 26, 2003.
(22)	Filed in a Form 8-K filed with the Securities and Exchange Commission on February 1, 2005.
(23)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.
(24)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

(b)  Exhibits:

See (a)(3) above.

(c)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Registrant’s financial statements or the related notes thereto.

KEYSTONE AUTOMOTIVE INDUSTRIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Year ended April 1, 2005
Allowance for uncollectible accounts	$887	$962	$—	$579	$1,270
Year ended March 26, 2004
Allowance for uncollectible accounts	$1,291	$756	$—	$1,160	$887
Year ended March 28, 2003
Allowance for uncollectible accounts	$1,046	$855	$—	$610	$1,291
(1) Uncollectible accounts written-off, net of recoveries.

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended April 1, 2005
Allowance for slow-moving inventory	$3,666	$2,949	$—	$1,615	$5,000
Year ended March 26, 2004
Allowance for slow-moving inventory	$4,460	$1,400	$—	$2,194	$3,666
Year ended March 28, 2003
Allowance for slow-moving inventory	$2,284	$2,331	$—	$155	$4,460

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ RICHARD L. KEISTER
Richard L. Keister President

Dated: June 10, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD L. KEISTER Richard L. Keister	President, Chief Executive Officer and Director	June 10, 2005

/s/ JOHN M. PALUMBO John M. Palumbo	Vice President and Treasurer (Principal Financial and Accounting Officer)	June 10, 2005

/s/ RONALD G. FOSTER Ronald G. Foster	Director	June 10, 2005

/s/ JAMES ROBERT GERRITY James Robert Gerrity	Director	June 10, 2005

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	June 10, 2005

/s/ JOHN R. MOORE John R. Moore	Director	June 10, 2005

/s/ STEPHEN A. RHODES Stephen A. Rhodes	Director	June 10, 2005

/s/ GEORGE E. SEEBART George E. Seebart	Director	June 10, 2005

/s/ KEITH M. THOMPSON Keith M. Thompson	Director	June 10, 2005