Form 10-Q
period 2005-07-01
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2005-08-10
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: July 1, 2005

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at August 1, 2005 was 15,920,068 shares.

This Form 10-Q contains 15 pages.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets July 1, 2005 (unaudited) and April 1, 2005	3

	Condensed Consolidated Statements of Income Thirteen weeks ended July 1, 2005 (unaudited) and fourteen weeks ended July 2, 2004 (unaudited-restated)	4

	Condensed Consolidated Statements of Cash Flows Thirteen weeks ended July 1, 2005 (unaudited) and fourteen weeks ended July 2, 2004 (unaudited-restated)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	11

Item 4.	Controls and Procedures	11

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	14

Signatures		15

Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	July 1, 2005	April 1, 2005
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,881	$4,054
Accounts receivable, net of allowance of $1,205 at July 2005 and $1,270 at April 2005	48,747	49,719
Inventories, primarily finished goods	126,137	119,679
Other current assets	11,263	12,018

	192,028	185,470
Plant, property and equipment, net	30,536	31,079
Goodwill	11,609	11,309
Other intangibles, net of accumulated amortization of $3,936 at July 2005 and $3,851 at April 2005	923	925
Other assets	6,385	5,801

Total assets	$241,481	$234,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$1,081	$—
Accounts payable	23,915	25,950
Accrued liabilities	16,613	14,274
Income tax liabilities	515	—

	42,124	40,224
Other long-term liabilities	2,542	2,583
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 15,905,000 at July 2005 and 15,839,000 at April 2005	93,499	93,244
Restricted Stock	562	460
Additional paid-in capital	7,695	7,695
Retained earnings	95,823	91,101
Accumulated other comprehensive loss	(764)	(723)

	196,815	191,777

	$241,481	$234,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at April 1, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
		(Restated)
Net sales	$144,781	$141,117
Cost of sales	80,628	79,912

Gross profit	64,153	61,205
Operating expenses:
Selling and distribution	43,499	42,588
General and administrative	13,454	13,634

Operating income	7,200	4,983
Other income	680	896
Interest expense	(81)	(95)

Income before income taxes	7,799	5,784
Income taxes	3,077	2,274

Net income	4,722	$3,510

Per Common Share:
Net income per share:
Basic	$0.30	$0.23

Diluted	$0.30	$0.22

Weighted average common shares outstanding:
Basic	15,877,000	15,469,000

Diluted	15,991,000	15,766,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
		(Restated)
Operating activities:
Net income	$4,722	$3,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,920	1,864
Provision for losses on uncollectible accounts	278	45
Provision for write-down of inventories	930	385
Gain on sale of assets, net	(28)	(44)
Changes in operating assets and liabilities:
Accounts receivable	694	(1,244)
Inventories	(7,166)	(2,827)
Other assets	171	2,851
Accounts payable	(2,035)	4,384
Accrued liabilities	2,787	31

Net cash provided by operating activities	2,273	8,955
Investing activities:
Proceeds from sale of assets	47	77
Acquisitions of certain distribution centers, net of cash received	(655)	(670)
Purchases of property, plant and equipment	(1,159)	(3,093)

Net cash used in investing activities	(1,767)	(3,686)
Financing activities:
Other debt, net	(15)	—
Borrowings (payments) on the bank credit facility, net	1,081	(4,151)
Net proceeds on option exercises	255	1,391

Net cash provided by (used in) financing activities	1,321	(2,760)

Net increase in cash and cash equivalents	1,827	2,509
Cash and cash equivalents at beginning of period	4,054	3,176

Cash and cash equivalents at end of period	$5,881	$5,685

Supplemental disclosures:
Interest paid during the period	$68	$113

Income taxes paid during the period	$304	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 1, 2005

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 13-week period ended July 1, 2005 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2006. The comparable quarter in the prior fiscal year comprised a 14-week period. For further information, refer to the financial statements and footnotes thereto for the year ended April 1, 2005, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2005.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 52-week year, ends on the last Friday in March.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 11 to our consolidated financial statements set forth in the Form 10-K filed with the SEC on June 15, 2005. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007 and the adoption of Statement 123R is not expected to have a material adverse impact on the Company’s consolidated financial position or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position or cash flows.

In June 2005, the FASB Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

5.	Acquisitions

The results of operations for the quarter ended July 1, 2005 reflect the operations from four businesses acquired in fiscal 2005 and one business acquired in fiscal 2006. Operating results of the acquired businesses are included in the Company’s results from the date of acquisition. The unaudited pro forma results for the first quarter of fiscal 2006, assuming these acquisitions had been made at the beginning of fiscal 2006, would not be materially different from the results presented.

6.	Stock Compensation Plans

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

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
	(thousands, except per share amount)
		(Restated)
Pro forma:
Net income – as reported	$4,722	$3,510
Add: Stock-based compensation as reported in net income	62	27
Less: Fair value stock-based compensation	(148)	(140)

Net income – pro forma	$4,636	$3,397
Net income per share – as reported:
Basic	$0.29	$0.23
Diluted	$0.29	$0.22
Net income per share – pro forma:
Basic	$0.30	$0.22
Diluted	$0.30	$0.22

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

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
Risk free interest rate	4.53	4.75
Expected life in years	4	4
Expected volatility	39.20%	41.83%
Expected dividend yield	0%	0%

7.	Sales By Product

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
	(in thousands)
Automotive body parts	$73.5	$71.3
Bumpers	43.9	41.7
Paint and related materials	15.9	17.3
Wheels and related products	12.5	10.9
Other	(1.0)	(.1)

Net Sales	$144.8	$141.1

8.	Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
	(in thousands)
Service cost	$30	$—
Interest cost	74	68
Expected return on plan assets	(94)	(73)
Recognized net actuarial (gains) or losses	56	18
Prior service cost recognized	175	—

	$241	$13	(1)

(1)	In addition, for the quarter ended July 2, 2004, an additional amount of $88,000 was expensed to represent an anticipated settlement charge during the fiscal year. The total amount expensed for the quarter was $100,500.

9.	Restatement

During the fourth quarter of fiscal 2005, the Company adjusted its accounting for rent under its various operating leases in accordance with the requirements of SFAS No. 13. SFAS No. 13 requires the Company to record straight line lease expenses over the term of the lease when a lease contains a fixed rent escalation clause. The Company had been recording the actual rent expense for each year of the lease. As a result, the Company recorded an adjustment of $1.2 million in fiscal 2005, substantially all of which was recorded as additional selling and distribution expenses. Of this amount, $0.9 million related to fiscal years prior to 2005 and was recorded in the first quarter of fiscal 2005, which resulted in a restatement of the results of operations for that quarter (see the table below) and $0.3 million was recorded in the fourth quarter of fiscal 2005.

	Consolidated Statements of Income
	As Previously Reported	Adjustments	As Restated
Quarter ended July 2, 2004
Selling and distribution expenses	$41,691	$897	$42,588
Income before income taxes	6,681	(897)	5,784
Income taxes	2,629	(355)	2,274
Net income	4,052	(542)	3,510
Net income per share:
Basic	$0.26	$0.03	$0.23
Diluted	$0.26	$0.04	$0.22

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein under “Item 5. Other Information,” and in the Company’s Form 10-K for the year ended April 1, 2005, on file with the Securities and Exchange Commission.

See Footnote 9 to the Notes to Condensed Consolidated Financial Statements above for information relating to a restatement of the Statement of Income for the fourteen weeks ended July 2, 2004.

Because the quarter ended July 1, 2005 contained 13 weeks as compared to 14 weeks in the quarter ended July 2, 2004, comparisons of the results of operations for the two periods, other than on a percentage of sales basis, must be carefully analyzed.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended July 1, 2005	Fourteen Weeks Ended July 2, 2004
		(Restated)
Net sales	100.0%	100.0%
Cost of sales	55.7	56.6

Gross profit	44.3	43.4
Selling and distribution expenses	30.0	30.2
General and administrative expenses	9.3	9.7
Other income	0.5	0.6
Interest expense	(0.1)	—

Income before income taxes	5.4	4.1
Income taxes	2.1	1.6

Net income	3.3%	2.5%

Thirteen weeks ended July 1, 2005 compared to fourteen weeks ended July 2, 2004

Net sales were $144.8 million for the 13-week quarter ended July 1, 2005 (the “2005 Quarter”) compared to $141.1 million for the 14-week quarter ended July 2, 2004 (the “2004 Quarter”), an increase of $3.7 million or 2.6%. If adjusted to equalize the lengths of the periods being compared, the increase in net sales in the 2005 Quarter would have been 10.5%. During the 2005 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), increased by

$2.2 million (an increase of 3.1%), sales of new and recycled bumpers increased by $2.2 million (an increase of 5.3%) and sales of wheels and related materials increased by $1.6 million or 15.0%. Sales of paint and related materials decreased by $1.4 million (a decrease of 8.1%). The increases were attributable in part to the fact that insurance companies were specifying more aftermarket parts in connection with the repair of insured vehicles and in part to price increases instituted since July 3, 2004.

Gross profit increased in the 2005 Quarter to $64.2 million (44.3% of net sales) from $61.2 million (43.4% of net sales) in the 2004 Quarter, an increase of 4.8%, primarily as a result of the price increases and an inventory adjustment of $625,000 recorded during the 2004 Quarter.

Selling and distribution expenses increased to $43.5 million (30.0% of net sales) in the 2005 Quarter from $42.6 million (restated) in the 2004 Quarter (30.2% of net sales), an increase of 2.1%. The increase in selling and distribution expenses was generally the result of certain fixed costs being spread over increased sales and the fixed nature of certain of these costs, offset in part by the additional expenses from the extra week in the 2004 Quarter. Because the 2005 Quarter had one less week than the 2004 Quarter, comparisons of the dollar amounts of these expenses is not meaningful. The small decrease in these expenses as a percentage of net sales in the 2005 Quarter as compared to the prior year was primarily the result of the restatement of the 2004 Quarter rent expense under SFAS No. 13 increasing selling and distribution expenses by $0.9 million, which amount related to expenses in fiscal years prior to 2005.

General and administrative expenses decreased to $13.5 million (9.3% of net sales) in the 2005 Quarter compared to $13.6 million (9.7% of net sales) in the 2004 Quarter, a decrease of 1.3%. The decrease in general and administrative expenses in dollar terms primarily reflects the fact that the 2004 Quarter contained 14 weeks compared to 13 weeks for the 2005 Quarter. As a percentage of net sales, the decrease in these expenses in the 2005 Quarter was the result of a number of mostly offsetting changes in the individual expense components, no one of which was material or indicated an important adverse future trend.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, for the development and implementation of an enterprise-wide management information system and for working capital to finance increased sales levels. At July 1, 2005, working capital was $149.9 million compared to $145.2 million at April 1, 2005. The Company financed its working capital requirements and the small acquisition completed during the first quarter of fiscal 2005 primarily from cash flow from operations.

During the three months ended July 1, 2005, the Company’s cash and cash equivalents increased by $1.8 million. This increase is the result of (i) cash provided by operating activities of $2.3 million and cash provided by financing activities of $1.3 million, partially offset by (ii) cash used in investing activities of $1.8 million, primarily as a result of cash paid for an acquisition and cash used to purchase property and equipment. The cash provided by financing activities resulted primarily from borrowings under the Company’s credit facility partially and by cash proceeds from the exercise of stock options. The cash provided by operating activities resulted primarily from the elimination of $3.1 million of non-cash expenses from the reported net income of $4.7 million and from subtracting $7.2 million of decreased cash as the result of an increase in inventory. The most significant non-cash expenses were depreciation and amortization and the provision for a write-down of inventories.

The Company has in place a revolving line of credit with a commercial lender that provides for a $40.0 million secured credit facility which balance is due on July 1, 2006. Advances under the revolving line of credit bear interest either at LIBOR plus 1.0% or at the lender’s prime rate. At July 1, 2005, $1.1 million had been drawn down under the line of credit, this amount was at an interest rate of 6.0%. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at July 1, 2005, and at the date of the filing of this Quarterly Report. The Company has outstanding letters of credit in the aggregate amount of $10.6 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At July 1, 2005, $28.3 million was available to the Company under the line of credit.

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

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $11.6 million at July 1, 2005, or approximately 4.8% of total assets or 5.9% of consolidated shareholders’ equity. Goodwill amounted to $11.3 million at April 1, 2005, or approximately 4.8% of total assets or 5.9% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of one acquisition. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs. Our annual impairment tests of goodwill were performed as of April 1, 2005 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of July 1, 2005.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of July 1, 2005, other intangible assets amounted to $0.9 million. For each of the quarters ended July 1, 2005 and July 2, 2004, amortization of other intangible assets was approximately $0.1 million.

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

See Note 4 to Notes to Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan and its Canadian operations. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Because the Canadian operations are not material to the assets or results of operations of the Company as an entity, changes in the relationship between the U.S. Dollar and the Canadian Dollar are not material to the Company. Under its present policies, the Company does not attempt to hedge any of its currency exchange rate exposure.

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

The Company carried out an evaluation as of the end of the period covered by this Report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the

Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for Summary Judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motors’ complaint. On May 24, 2005, General Motors filed a Notice of Appeal.

On April 8, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint before the United States International Trade Commission (“ITC”) alleging that the Company was importing for distribution in the United States, Ford Motor Co. Expedition grilles, model years 2003, 2004 and 2005, manufactured in Taiwan and that the grilles violated a design patent held by Ford. After the filing, attorneys for the Company notified Ford’s legal counsel that in the opinion of the Company Ford’s design patent was invalid. On May 24, 2005, the ITC formally instituted an investigation with respect to the complaint. On May 24, 2005, Ford filed a motion to withdraw its complaint and the Company has joined Ford in its request. The ITC has granted Ford’s request and the investigation has been terminated.

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

Prelude Software System Installation. The Company has completed the installation of its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of August 5, 2005, only Canada remains on a separate system. This has been an extremely costly and time-consuming process and additional effort continues to maximize the efficiency and utilization of the enterprise-wide system. It is unclear how much it will cost to do the significant work necessary to refine and optimize the system to allow the Company to leverage the benefits of the system, but such additional costs may be substantial.

Continued Acceptance of Aftermarket Collision Replacement Parts. Based upon industry sources, the Company estimates that approximately 85% of automobile collision repair work is paid for in part by insurance; accordingly, the Company’s business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts. As described above and in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – General” below, the use of many of the products distributed by the Company is being disputed in various forums.

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

Date: August 10, 2005