Form 10-Q
period 2005-09-30
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2005-11-09
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, at November 4, 2005 was 16,004,740 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	September 30, 2005 (unaudited) and April 1, 2004
	Condensed Consolidated Statements of Income	4
	Thirteen weeks (unaudited) and twenty-six weeks (unaudited) ended September 30, 2005
	Thirteen weeks (unaudited) and twenty-seven weeks (unaudited) ended October 1, 2004

	Condensed Consolidated Statements of Cash Flows	5
	Twenty-six weeks (unaudited) ended September 30, 2005
	Twenty-seven weeks (unaudited) ended October 1, 2004

	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	12
Item 4.	Controls and Procedures	12

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	16
Signatures		17
Certifications

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2005	April 1, 2005
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$6,633	$4,054
Accounts receivable, net of allowance of $1,278 at September 2005 and $1,270 at April 2005	45,504	49,719
Inventories, primarily finished goods	126,572	119,679
Other current assets	14,627	12,018

Total current assets	193,336	185,470
Plant, property and equipment, net	29,608	31,079
Goodwill	11,644	11,309
Other intangibles, net of accumulated amortization of $4,025 at September 2005 and $3,851 at April 2005	834	925
Other assets	6,283	5,801

Total assets	$241,705	$234,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$370	$—
Accounts payable	23,508	25,950
Accrued liabilities	15,087	14,274

Total current liabilities	38,965	40,224
Other long-term liabilities	2,194	2,583
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 16,001,000 at September 2005 and 15,839,000 at April 2005, at stated value	93,892	93,244
Restricted Stock	781	460
Additional paid-in capital	7,695	7,695
Retained earnings	98,688	91,101
Accumulated other comprehensive loss	(510)	(723)

Total shareholders’ equity	200,546	191,777

Total liabilities and shareholders’ equity	$241,705	$234,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at April 1, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended September 30, 2005	Thirteen Weeks Ended October 1, 2004	Twenty-six Weeks Ended September 30, 2005	Twenty-seven Weeks Ended October 1, 2004
				(Restated)
Net sales	$139,221	$127,408	$284,002	$268,525
Cost of sales	77,677	72,397	158,305	152,309

Gross profit	61,544	55,011	125,697	116,216
Operating expenses:
Selling and distribution	44,098	39,409	87,597	81,997
General and administrative	13,382	12,369	26,836	26,003

Operating income	4,064	3,233	11,264	8,216
Other income	701	804	1,381	1,700
Interest expense	(51)	(63)	(132)	(158)

Income before income taxes	4,714	3,974	12,513	9,758
Income taxes	1,849	1,582	4,926	3,857

Net income	$2,865	$2,392	$7,587	$5,901

Per Common Share:
Net income per share:
Basic	$0.18	$0.15	$0.48	$0.38

Diluted	$0.18	$0.15	$0.47	$0.37

Weighted average common shares outstanding:
Basic	15,984,000	15,570,000	15,931,000	15,518,000

Diluted	16,151,000	15,789,000	16,059,000	15,752,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended September 30, 2005	Twenty-seven Weeks Ended October 1, 2004
		(Restated)
Operating activities:
Net income	$7,587	$5,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,941	3,688
Restricted Stock	194	93
Provision for losses on uncollectible accounts	746	165
Provision for write-down of inventories	880	805
Gain on sale of assets	(48)	(27)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	3,469	1,196
Inventories	(7,551)	(5,332)
Other assets	(3,126)	1,697
Accounts payable and accrued liabilities	(1,739)	5,167

Net cash provided by operating activities	4,353	13,353
Investing activities:
Proceeds from sale of assets	80	140
Purchases of property, plant and equipment	(655)	(5,255)
Acquisitions of certain service centers, net of cash received	(2,151)	(670)

Net cash used in investing activities	(2,726)	(5,785)
Financing activities:
Borrowings (payments) on credit facility	370	(8,506)
Other debt, net	(66)	—
Net proceeds on option exercise	648	1,993

Net cash provided by (used in) financing activities	952	(6,513)

Net increase in cash and cash equivalents	2,579	1,055
Cash and cash equivalents at beginning of period	4,054	3,176

Cash and cash equivalents at end of period	$6,633	$4,231

Supplemental disclosures
Interest paid during the period	$125	$157

Income taxes paid during the period	$4,791	$2,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 13-week and 26-week periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto for the year ended April 1, 2005, included in Keystone Automotive Industries, Inc.’s (the “Company”) report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 52-week year, ends on March 31, 2006. The operating results for the six-month period ended October 1, 2004 contained twenty-seven weeks as compared to the same period in the current fiscal year which contained twenty-six weeks.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“ABP”) Opinion No. 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 11 to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007 and the adoption of Statement 123R is not expected to have a material adverse impact on the Company’s consolidated financial position or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

5.	Acquisitions

The results of operations for the 13 and 26-week periods ended September 30, 2005 reflect the operations from a business acquired in the third quarter of fiscal 2005 and a business acquired in the first quarter of fiscal 2006, as of the date of each acquisition. No results relating to these acquisitions were included with respect to the second quarter and first six months of fiscal 2005. The unaudited pro forma results for the second quarter and the first six months of fiscal 2006, assuming these acquisitions had been made at the beginning of fiscal 2006, would not be materially different from the results presented.

In October 2005, the Company acquired substantially all of the assets of Veng USA, LLC (“Veng”), a distributor of aftermarket collision replacement parts, with six locations in Massachusetts, Connecticut, New Hampshire and Maine. The Company only assumed specified liabilities. Veng’s revenues for the 12 months ended August 31, 2005 were approximately $37.1 million.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended	Twenty-seven Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(thousands, except per share amount)		(thousands, except per share amount)
				(Restated)
Pro forma:
Net income – as reported	$2,865	$2,392	$7,587	$5,901
Add: Stock based compensation	133	66	194	93
Less: Fair value stock-based compensation	(303)	(173)	(450)	(313)

Net income – pro forma	$2,695	$2,285	$7,331	$5,681
Net income per share – as reported:
Basic	$0.18	$0.15	$0.48	$0.38
Diluted	$0.18	$0.15	$0.47	$0.37
Net income per share – pro forma:
Basic	$0.17	$0.15	$0.46	$0.37
Diluted	$0.17	$0.14	$0.46	$0.36

The effects of applying SFAS No. 123 as amended by SFAS No. 148, for purposes of determining pro forma net income and net income per share are not likely to be representative of the effects on reported net income for future years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Twenty-six Weeks Ended	Twenty-seven Weeks Ended
	September 30, 2005	October 1, 2004
Risk free interest rate	4.35	4.78
Expected life in years	4	4
Expected volatility	40.30%	41.40%
Expected dividend yield	0.0%	0.0%

7.	Sales By Product

	Thirteen Weeks Ended		Twenty-six Weeks Ended	Twenty-seven Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(in millions)		(in millions)
Automotive body parts	$70.2	$65.4	$143.7	$136.6
Bumpers	42.6	37.2	86.5	79.0
Paint and related materials	15.4	14.9	31.3	32.1
Wheels and related products	12.2	9.9	24.7	20.8
Other(1)	(1.2)	—	(2.2)	—

Net Sales	$139.2	$127.4	$284.0	$268.5

(1)	Represents discounts and allowances, net of sales of glass and truck accessories.

8.	Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) which provided pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost (in thousands) for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended	Twenty-seven Weeks Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004(1)
Service cost	$30	$—	$60	$—
Interest cost	72	67	146	135
Expected return on plan assets	(93)	(73)	(187)	(146)
Recognized net actuarial (gains) or losses	54	18	110	36
Settlement	132	—	307	—

	$195	$12	$436	$25

(1)	In addition, for the six months ended October 1, 2004 an additional amount of $176,000 was expensed to represent an anticipated settlement charge during the fiscal year. The total amount expensed for the six months ended October 1, 2004 was $201,000.

9.	Restatement

During the fourth quarter of fiscal 2005, the Company adjusted its accounting for rent under its various operating leases in accordance with the requirements of SFAS No. 13. SFAS No. 13 requires the Company to record straight line lease expenses over the term of the lease when a lease contains a fixed rent escalation clause. The Company had been recording the actual rent expense for each year of the lease. As a result, the Company recorded an adjustment of $1.2 million in fiscal 2005, substantially all of which was recorded as additional selling and distribution expenses. Of this amount, $0.9 million related to fiscal years prior to 2005 and was recorded in the first quarter of fiscal 2005, which resulted in a restatement of the results of operations for the 27-week period ended October 1, 2004 (see the table below) and $0.3 million was recorded in the fourth quarter of fiscal 2005.

	Consolidated Statements of Income
	As Previously Reported	Adjustments	As Restated
Twenty-seven weeks ended October 1, 2004
Selling and distribution expenses	$81,100	$897	$81,997
Income before income taxes	10,655	(897)	9,758
Income taxes	4,211	(354)	3,857
Net income	6,444	(543)	5,901
Net income per share:
Basic	$0.41	$0.03	$.038
Diluted	$0.41	$0.04	$.037

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statements set forth herein and in the Company’s report on Form 10-K for the year ended April 1, 2005, on file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or circumstances.

General

The first six months of Fiscal 2006 contained 26 weeks as compared to 27 weeks for the first six months of fiscal 2005. Consequently, comparisons of certain results may not be meaningful.

See Footnote 9 to the Notes to Condensed Consolidated Financial Statements above for information relating to a restatement of the Statement of Income for the twenty-seven weeks ended October 1, 2004.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended September 30, 2005	Thirteen Weeks Ended October 1, 2004	Twenty-six Weeks Ended September 30, 2005	Twenty-seven Weeks Ended October 1, 2004
				(restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8	56.8	55.7	56.7

Gross profit	44.2	43.2	44.3	43.3
Selling and distribution expenses	31.7	30.9	30.8	30.5
General and administrative expenses	9.6	9.8	9.5	9.7
Other income	0.5	0.6	0.4	0.6
Interest expense, net	—	—	—	—

Income before income taxes	3.4	3.1	4.4	3.7
Income taxes	1.3	1.2	1.7	1.5

Net income	2.1%	1.9%	2.7%	2.2%

Thirteen weeks ended September 30, 2005 compared to thirteen weeks ended October 1, 2004

Net sales were $139.2 million for the quarter ended September 30, 2005 (the “2005 Quarter”) compared to $127.4 million for the quarter ended October 1, 2004 (the “2004 Quarter”), an increase of $11.8 million or 9.3%. Sales for the 2005 Quarter would have been higher by an estimated $600,000 except for the negative impact of the series of hurricanes that struck Louisiana, Alabama, Mississippi and Florida, resulting in the temporary closure of certain locations. The increase in net sales was due primarily to increases in sales of automotive body parts and bumpers. During the 2005 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $4.8 million (an increase of 7.3%); sales of new and recycled bumpers increased by $5.4 million (an increase of 14.5%) sales of paint and related materials increased by $0.5 million (an increase of 3.4%) and sales of remanufactured wheels and related products increased by $2.3 million (an increase of 23.2%). The increases continue to be attributable primarily to the fact that insurance companies are generally specifying more aftermarket parts in the repair of damaged vehicles as well as price increases since October 1, 2004. See Part II. Item 5 below.

Gross profit increased in the 2005 Quarter to $61.5 million (44.2% of net sales) from $55.0 million (43.2% of net sales) in the 2004 Quarter, an increase of $6.5 million, or 11.8%, primarily as a result of the increase in net sales and price increases. Gross profit as a percentage of net sales in the first quarter of fiscal 2005 was 44.3%. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $44.1 million (31.7% of net sales) in the 2005 Quarter from $39.4 million (30.9% of net sales) in the 2004 Quarter, an increase of $4.7 million, or 11.9%. The increase in selling and distribution expenses reflects increased sales and these expenses were negatively impacted on a comparative basis by increased selling wages and salaries, including benefits, of $2,036,000 and increased fuel costs of $963,000.

General and administrative expenses increased to $13.4 million (9.6% of net sales) in the 2005 Quarter compared to $12.4 million (9.8% of net sales) in the 2004 Quarter, an increase of $1.0 million, or 8.2%. The increase was primarily due to increased sales and increases in professional fees and wages and salaries.

As a result of the above factors, the Company experienced an increase in net income for the 2005 Quarter, resulting in net income of $2.9 million (2.1% of net sales), compared to net income of $2.4 million (1.9% of net sales) in the 2004 Quarter.

Twenty-six weeks ended September 30, 2005 compared to twenty-seven weeks ended October 1, 2004

Net sales were $284.0 million for the twenty-six weeks ended September 30, 2005 (the “2005 Six Months”) compared to $268.5 million for the twenty-seven weeks ended October 1, 2004 (the “2004 Six Months”), an increase of $15.5 million, or 5.8%. Sales for the 2005 Six Months would have been higher by an estimated $600,000 except for the negative impact of the series of hurricanes that struck Louisiana, Alabama, Mississippi and Florida, resulting in the temporary closure of a number of locations. The increase in net sales was comprised of increases of $7.1 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $7.5 million in sales of new and recycled bumpers; and $3.9 million in sales of remanufactured wheels and related products. These changes represent increases of approximately 5.2%, 9.5% and 18.8%, respectively, over the prior year period, which was one week longer in duration. Sales of paint and related materials decreased $0.8 million or 2.5% compared to the prior year.

Gross profit increased in the 2005 Six Months to $125.7 million (44.3% of net sales) from $116.2 million (43.3% of net sales) in the 2004 Six Months, an increase of $9.5 million, or 8.2%, primarily as a result of the increase in net sales and price increases. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $87.6 million (30.8% of net sales) in the 2005 Six Months from $82.0 million (30.5% of sales) in the 2004 Six Months, an increase of 6.8%. The increase in these expenses was generally the result of increased sales and these expenses were negatively impacted on a comparative basis by increased selling wages and salaries, including benefits, of $1.3 million and increased fuel costs of $1.4 million.

General and administrative expenses increased to $26.8 million (9.5% of net sales) in the 2005 Six Months from $26.0 million (9.7% of net sales) in the 2004 Six Months, an increase of 3.1%. The increase was primarily due to increased sales and increases in wages and salaries, including benefits and professional fees.

As a result of the above factors, the Company experienced an increase in net income for the 2005 Six Months, resulting in net income of $7.6 million (2.7% of net sales), as compared to a net income of $5.9 million (2.2% of net sales) for the 2004 Six Months.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At September 30, 2005, working capital was $154.4 million, compared to $145.2 million at April 1, 2005. The increase in working capital is primarily the result of cash generated from financing and operating activities. The Company financed its working capital requirements and the small acquisition completed during the first six months of fiscal 2006 from cash flow from operations and the proceeds from the exercise of stock options.

During the twenty-six weeks ended September 30, 2005, the Company’s cash and cash equivalents increased by $2.6 million. This increase is the result of (i) an increase in cash provided by operating activities of $4.4 million resulting primarily from the elimination of $5.7 million of non-cash expenses from the reported net income of $7.6 million and from adding $3.5 million of increased cash as the result of increases in accounts receivable, partially offset by subtracting $12.4 million as a result of changes in inventory, other assets and accounts payable and other accrued liabilities and (ii) an increase in cash provided by financing activities of $1.0 million. The most significant non-cash expenses were depreciation and amortization. This increase was partially offset by a decrease in cash used in investing activities of $2.7 million, primarily as a result of cash used to purchase property and equipment and paid for an acquisition. The increase in cash provided by financing activities resulted from the borrowings under the Company’s credit facility offset by cash proceeds from the exercise of stock options.

Effective October 14, 2005, the Company has in place a $75.0 million revolving secured credit facility with commercial lenders which matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the credit facility bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At September 30, 2005, $0.4 million had been drawn down under the prior line of credit, bearing interest rate at 6.5%. The amount outstanding was rolled into the new credit facility. The current facility provides and the prior line of credit provided, for certain restrictive covenants including that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at September 30, 2005, and at the date of the filing of this Quarterly Report. At November 7, 2005, $29.6 million was available to the Company under its current credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Part II – Item 5 – Other Information” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit agreement. These ratios include items related to the amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity will not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $11.6 million at September 30, 2005, or approximately 4.8% of total assets or 5.8% of consolidated shareholders’ equity. Goodwill amounted to $11.3 million at April 1, 2005, or approximately 4.8% of total assets or 5.9% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of one acquisition.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of September 30, 2005, other intangible assets amounted to $0.8 million. For each of the six months ended September 30, 2005 and October 1, 2004, amortization of other intangible assets was approximately $0.2 million.

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

The Company’s results of operations are subject to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the Company’s current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

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

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for Summary Judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motor’s complaint. On May 24, 2005, General Motors filed a Notice of Appeal and the appeal is pending before the Federal Sixth Circuit Court of Appeals.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 3, 2005, the Company held its annual meeting of shareholders. All of the nominees for election as directors were elected, without opposition. Following is a tabulation of the votes cast for each nominee:

	Votes Cast
Nominee	For	Withheld
Ronald G. Foster	13,869,155	593,296
James Robert Gerrity	14,058,830	403,621
Richard L. Keister	14,058,830	403,621
Timothy C. McQuay	13,910,637	551,814
John R. Moore	14,018,394	444,057
Stephen A. Rhodes	14,058,730	582,857
Keith M. Thompson	13,879,000	582,857

At the annual meeting of shareholders, the shareholders approved and adopted the Company’s 2005 Omnibus Incentive Plan with 10,950,893 shares voted in favor, 1,415,397 against, 122,160 abstaining and there were 1,974,001 broker non-votes.

In addition, the shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006 with 14,213,482 shares voted in favor, 248,949 against and 20 shares abstained.

Item 5.	OTHER INFORMATION

Litigation Impacting Aftermarket Collision Replacement Parts. Over the past 15 years, there have been numerous lawsuits relating to the use of aftermarket parts in repairing motor vehicles. Initially, these cases were brought primarily by automobile manufacturers (OEMs) against manufacturers and distributors of aftermarket parts seeking to protect their trademarks, copyrights and other proprietary interests in replacement parts. In more recent years, class action attorneys have commenced numerous cases against insurance companies, primarily alleging a violation of the insurance contract and state consumer protection laws because of the specification of aftermarket crash parts for the repair of policyholders’ vehicles. Plaintiffs’ attorneys allege that aftermarket parts are inferior to OEM parts and thus are incapable of restoring a vehicle to its “pre-loss” condition as required by many insurance policies.

The leading case involving aftermarket crash parts - Avery v. State Farm Insurance Company - was brought in the Circuit Court in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. On August 18, 2005, the Illinois Supreme Court reversed the judgments of the Circuit and Appellate Courts resulting in a termination of the case in favor of State Farm. The Illinois Supreme Court denied plaintiffs request for a rehearing and plaintiffs have indicated that they intend to appeal the ruling by the Illinois Supreme Court to the United States Supreme Court. The United States Supreme Court has the discretion to accept or reject plaintiff’s request that the Court hear its appeal.

Shortly after the initial verdict in the Avery case, State Farm and many other insurance companies suspended their practice of specifying non-OEM crash parts on repair estimates. While many insurance companies are again specifying certain aftermarket parts in the repair of insured vehicles, State Farm, the nation’s largest automobile insurer, has not. Prior to the recent reversal of the State Farm decision by the Illinois Supreme Court, the case has had an adverse impact on the Company’s sales and net income. There can be no assurance as to the reaction of the insurance industry to the reversal by the Illinois Supreme Court or the future impact on the Company’s results of operations.

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

On January 30, 2000, a class action was filed in Quebec against two auto insurers, Groupe Desjardins, ING Canada and AXA Canada, relating to their specification of aftermarket parts in the repair of vehicles. The case was modeled after the State Farm case and the plaintiffs relied in part on the judgment in that case at the time of filing. The parties in the action reached a settlement and the case has been dismissed. The settlement is expected to have little if any impact on the use of aftermarket collision parts in Canada.

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event that the initial State Farm verdict is repeated in other similar cases, with the result that aftermarket crash parts are no longer specified by a number of insurance companies to repair insured vehicles, the aggregate cost to consumers will be substantial and the impact on the Company would be material and adverse. Should this occur, OEMs would likely have monopoly pricing power with respect to many of the products required to repair damaged vehicles. In addition, if the Company were to become a defendant in one or more aftermarket parts cases, the costs of defense and the potential for liability could have a material adverse impact on the Company.

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

IT Systems. The Company has completed the installation of its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of November 1, 2005, only the Company’s locations in Canada and the recently acquired Veng locations remain on separate systems. The Company is continuing to devote resources to maximize the efficiency and utilization of the enterprise-wide system. In addition, the IT group is adding software features to its various information systems and is upgrading its computer hardware as required by the demands of its growing business. A website, GetCrashParts.com was developed and has been offering the Company’s products, primarily to retail customers, over the Internet since March 2004. The Company has been developing and just launched a website named OrderKeystone.com which is a business portal exclusively for its customers and insurance companies. The portal will enable collision repair shops to order the Company’s offering of parts 24 hours a day, seven days a week, from any computer with Internet access. It is unclear how much it will cost to do the significant work necessary to optimize and to continue to develop and expand the Company’s systems and expand its Internet capabilities; but such costs, which will be incurred on an ongoing basis, may be substantial.

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

Volatility of Stock Price. The trading price of the Company’s Common Stock may be subject to significant fluctuations as a result of variations in the Company’s actual or anticipated operating results, changes in general market conditions and other factors. In recent years, the stock market generally has experienced significant price and volume fluctuations which often have been unrelated or disproportionate to the operating performance of a specific company or industry. There can be no assurance that the market price of the Company’s Common Stock will not decline below the current market price or that results in the future may not disappoint and cause an erosion of the stock price.

Item 6.	EXHIBITS

a.	Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/S/ JOHN M. PALUMBO
John M. Palumbo
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 9, 2005