Form 10-Q
period 2005-12-30
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2006-02-08
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

The number of shares outstanding of the registrant’s Common Stock, no par value, at February 3, 2006 was 16,128,815 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets December 30, 2005 (unaudited) and April 1, 2005	3

	Condensed Consolidated Statements of Income Thirteen weeks (unaudited) and thirty-nine weeks (unaudited) ended December 30, 2005 Thirteen weeks (unaudited) and forty weeks (unaudited) ended December 31, 2004	4

	Condensed Consolidated Statements of Cash Flows Thirty-nine weeks (unaudited) ended December 30, 2005 Forty weeks (unaudited) ended December 31, 2004	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	12
Item 4.	Controls and Procedures	12

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		14
Certifications

PART I.–FINANCIAL INFORMATION

Item 1.    Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 30, 2005	April 1, 2005
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,599	$4,054
Accounts receivable, net of allowance of $1,333 at December 2005 and $1,270 at April 2005	58,669	49,719
Inventories, primarily finished goods	129,123	119,679
Other current assets	12,653	12,018

Total current assets	206,044	185,470
Plant, property and equipment, net	30,911	31,079
Goodwill	39,151	11,309
Other intangibles, net of accumulated amortization of $4,145 at December 2005 and $3,851 at April 2005	1,639	925
Other assets	6,235	5,801

Total assets	$283,980	$234,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$21,363	$—
Accounts payable	33,135	25,950
Accrued liabilities	19,306	14,274

Total current liabilities	73,804	40,224
Other long-term liabilities	2,113	2,583
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000,000
Issued and outstanding shares 16,022,000 at December 2005 and 15,839,000 at April 2005, at stated value	94,059	93,244
Restricted Stock	994	460
Additional paid-in capital	7,695	7,695
Retained earnings	105,796	91,101
Accumulated other comprehensive loss	(481)	(723)

Total shareholders’ equity	208,063	191,777

Total liabilities and shareholders’ equity	$283,980	$234,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet information at April 1, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Thirteen Weeks Ended December 30, 2005	Thirteen Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004
				(Restated)
Net sales	$164,387	$136,631	$448,389	$405,156
Cost of sales	90,143	76,819	248,448	229,128

Gross profit	74,244	59,812	199,941	176,028
Operating expenses:
Selling and distribution	47,897	40,379	135,494	122,376
General and administrative	14,840	13,166	41,676	39,169

Operating income	11,507	6,267	22,771	14,483
Other income	607	402	1,988	2,102
Interest expense	(334)	(58)	(466)	(216)

Income before income taxes	11,780	6,611	24,293	16,369
Income taxes	4,672	2,599	9,598	6,455

Net income	$7,108	$4,012	$14,695	$9,914

Per Common Share:
Net income per share:
Basic	$.44	$.26	$.92	$.64

Diluted	$.44	$.25	$.91	$.63

Weighted average common shares outstanding:
Basic	16,008,000	15,699,000	15,956,000	15,597,000

Diluted	16,183,000	15,844,000	16,094,000	15,776,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004
		(Restated)
Operating activities:
Net income	$14,695	$9,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,548	5,729
Provision for losses on uncollectible accounts	1,294	300
Provision for write-down of inventories	2,340	1,830
Gain on sale of assets	(25)	(33)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(7,662)	(4,136)
Inventories	(7,150)	(7,926)
Other assets	1,280	3,446
Accounts payable and accrued liabilities	10,347	6,164

Net cash provided by operating activities	21,667	15,288
Investing activities:
Proceeds from sale of assets	295	462
Purchases of property, plant and equipment	(5,344)	(6,899)
Acquisitions of certain service centers, net of cash received	(37,185)	(2,401)

Net cash used in investing activities	(42,234)	(8,838)
Financing activities:
Borrowings (payments) on credit facility	21,363	(7,627)
Other debt, net	(66)	(11)
Net proceeds on option exercise	815	2,819

Net cash provided by (used in) financing activities	22,112	(4,819)

Net increase in cash and cash equivalents	1,545	1,631
Cash and cash equivalents at beginning of period	4,054	3,176

Cash and cash equivalents at end of period	$5,599	$4,807

Supplemental disclosures
Interest paid during the period	$444	$224

Income taxes paid during the period	$7,311	$2,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 30, 2005

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 39-week period ended December 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto for the year ended April 1, 2005, included in Keystone Automotive Industries, Inc.’s (the “Company”) report on Form 10-K filed with the Securities and Exchange Commission on June 15, 2005.

2. Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year ends on March 31, 2006. The operating results for the nine-month period ended December 30, 2005 contained thirty-nine weeks as compared to the same period in the prior fiscal year which contained forty weeks.

3. Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“ABP”) Opinion No. 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 11 to our consolidated financial statements in the Company’s Form 10-K for the year ended April 1, 2005. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007 and the adoption of Statement 123R is not expected to have a material adverse impact on the Company’s consolidated financial position or cash flows.

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

5. Acquisitions

The results of operations for the 13 and 39-week periods ended December 30, 2005 reflect the operations from a business acquired in the third quarter of fiscal 2005 and businesses acquired in June and October 2005, as of the date of each acquisition. The unaudited pro forma results for the 13 and 39-week periods ended December 30, 2005, assuming these acquisitions had been made at the beginning of fiscal 2006, would not be materially different from the results presented.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004
	December 30, 2005	December 31, 2004
	(thousands, except per share amount)		(thousands, except per share amount)
				(Restated)
Pro forma:
Net income – as reported	$7,108	$4,012	$14,695	$9,914
Add: Stock based compensation	129	64	323	157
Less: Fair value stock-based compensation	(290)	(117)	(741)	(430)

Net income – pro forma	$6,947	$3,959	$14,277	$9,641
Net income per share – as reported:
Basic	$.44	$.26	$.92	$.64
Diluted	$.44	$.25	$.91	$.63
Net income per share – pro forma:
Basic	$.43	$.25	$.90	$.62
Diluted	$.43	$.25	$.89	$.61

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

	Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004

Risk free interest rate	4.35	4.69
Expected life in years	4.10	4.50
Expected volatility	40.26%	40.49%
Expected dividend yield	0.0%	0.0%

7. Sales By Product

	Thirteen Weeks Ended		Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004
	December 30, 2005	December 31, 2004
	(in millions)		(in millions)
Automotive body parts	$89.4	$73.3	$233.1	$210.0
Bumpers	48.7	39.7	135.2	118.7
Paint and related materials	14.1	13.7	45.4	45.9
Wheels and related products	13.5	10.2	38.3	31.0
Other(1)	(1.3)	(0.3)	(3.6)	(0.5)

Net Sales	$164.4	$136.6	$448.4	$405.1

(1)	Represents discounts and allowances, net of sales of glass and truck accessories.

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

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004(1)
	December 30, 2005	December 31, 2004
Service cost	$30	$—	$90	$—
Interest cost	67	67	213	202
Expected return on plan assets	(80)	(73)	(267)	(219)
Recognized net actuarial (gains) or losses	45	18	155	54
Prior service cost recognized	4	—	311	—

	$66	$12	$502	$37

(1)	In addition, for the nine months ended December 31, 2004 an additional amount of $264,000 was charged to expense to represent an anticipated settlement charge during the fiscal year. The total amount charged to expense for the nine months ended December 31, 2004 was $301,000.

9. Restatement

During the fourth quarter of fiscal 2005, the Company adjusted its accounting for rent under its various operating leases in accordance with the requirements of SFAS No. 13. SFAS No. 13 requires the Company to record straight line lease expenses over the term of the lease when a lease contains a fixed rent escalation clause. The Company had been recording the actual rent expense for each year of the lease. As a result, the Company recorded an adjustment of $1.2 million in fiscal 2005, substantially all of which was recorded as additional selling and distribution expenses. Of this amount, $0.9 million related to fiscal years prior to 2005 and was recorded in the first quarter of fiscal 2005, which resulted in a restatement of the results of operations for that period (see the table below) and $0.3 million was recorded in the fourth quarter of fiscal 2005. While the $0.9 million was material to the first quarter of fiscal 2005, it was not material to prior fiscal years.

	Consolidated Statements of Income
	As Previously Reported	Adjustments	As Restated
	(in thousands except per share amounts)
Forty weeks ended December 31, 2004
Selling and distribution expenses	$121,479	897	122,376
Income before income taxes	17,266	(897)	16,369
Income taxes	6,810	(355)	6,455
Net income	10,456	(542)	9,914
Net income per share:
Basic	0.67	(0.03)	0.64
Diluted	0.66	(0.03)	0.63

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The first nine months of Fiscal 2006 contained 39 weeks as compared to 40 weeks for the first nine months of fiscal 2005. Consequently, comparisons of certain results may not be meaningful.

See Footnote 9 to the Notes to Condensed Consolidated Financial Statements above for information relating to a restatement of the Statement of Income for the forty weeks ended December 31, 2004, as a result of an adjustment to the accounting for rent under the Company’s various operating leases. The Company has over 200 leases and no lease is material to the operations of the Company.

The Company offers a limited lifetime warranty with respect to many of the parts it sells guaranteeing its parts to be free of defects in material and workmanship as long as the owner of the vehicle when repairs are made remains the owner when the warranty claim is made. To date, warranty claims have been minimal.

On October 14, 2005, the Company acquired the business of Veng USA LLC (“Veng”). Veng distributes aftermarket collision replacement parts throughout the New England region, with seven locations in Massachusetts, New Hampshire, Connecticut and Maine. The acquisition price was $36.4 million. Scott Edwards, the principal shareholder of Veng, became a Vice President of the Company and, to date, Veng’s operations continue substantially unchanged.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended December 30, 2005	Thirteen Weeks Ended December 31, 2004	Thirty-nine Weeks Ended December 30, 2005	Forty Weeks Ended December 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.8	56.2	55.4	56.6

Gross profit	45.2	43.8	44.6	43.4
Selling and distribution expenses	29.1	29.6	30.2	30.2
General and administrative expenses	9.0	9.7	9.3	9.6
Other income	0.3	0.3	0.4	0.5
Interest expense, net	(0.2)	—	(0.1)	(0.1)

Income before income taxes	7.2	4.8	5.4	4.0
Income taxes	2.9	1.9	2.1	1.6

Net income (loss)	4.3%	2.9%	3.3%	2.4%

Thirteen weeks ended December 30, 2005 compared to thirteen weeks ended December 31, 2004

Net sales were $164.4 million for the thirteen weeks ended December 30, 2005 (the “2005 Quarter”) compared to $136.6 million for the thirteen weeks ended December 31, 2004 (the “2004 Quarter”), an increase of $27.8 million or 20.3%. The increase in net sales was due primarily to increases in sales of automotive body parts and bumpers. During the 2005 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $16.1 million (an increase of 22.0%); sales of new and recycled bumpers increased by $9.0 million (an increase of 22.7%); sales of paint and related materials increased by $0.4 million (an increase of 2.9%) and sales of remanufactured wheels and related products increased by $3.3 million (an increase of 32.4%). The increases in net sales reflect price increases instituted in October 2004 and October 2005, favorable weather conditions in certain parts of the country and the fact that insurance companies are generally specifying more aftermarket parts in the repair of damaged vehicles. See Part II. Item 5 below.

Gross profit increased in the 2005 Quarter to $74.2 million (45.2% of net sales) from $59.8 million (43.8% of net sales) in the 2004 Quarter, an increase of $14.4 million, or 24.1%, primarily as a result of the increase in net sales and price increases. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $47.9 million (29.1% of net sales) in the 2005 Quarter from $40.4 million (29.6% of net sales) in the 2004 Quarter, an increase of $7.5 million, or 18.6%. The increase in selling and distribution expenses in the 2005 Quarter reflects increased sales, increased wages and incentive compensation of $3.8 million and increased fuel costs of $700,000.

General and administrative expenses increased to $14.8 million (9.0% of net sales) in the 2005 Quarter compared to $13.2 million (9.7% of net sales) in the 2004 Quarter, an increase of $1.6 million, or 12.7%. The increase was primarily due to increased sales and increases in wages, salaries and incentive compensation, as well as minor increases in a number of other categories. Salaries, wages and incentive compensation increased by $1.2 million over the 2004 Quarter as a result of an increase in administrative and operating personnel and higher earnings.

Other income remained the same at approximately $300,000 and was made up of a number of components with over 70% of other income resulting from vendor discounts and finance fees from past-due customer accounts.

As a result of the above factors, the Company experienced an increase in net income for the 2005 Quarter to $7.1 million (4.3% of net sales), compared to net income of $4.0 million (2.9% of net sales) in the 2004 Quarter.

Thirty-nine weeks ended December 30, 2005 compared to forty weeks ended December 31, 2004

Because the periods being compared differ in length by one week, a comparison of results between the two periods may not be meaningful.

Net sales were $448.4 million for the thirty-nine weeks ended December 30, 2005 (the “2005 Nine Months”) compared to $405.2 million for the forty weeks ended December 31, 2004 (the “2004 Nine Months”), an increase of $43.2 million, or 10.7%. This increase was made up of increases of $23.1 million in sales of automotive body parts (including fenders, hood, headlights, radiators, grilles, and other crash parts); $16.5 million in sales of new and recycled bumpers; $7.3 million in sales of paint and related materials and a decrease of $.5 million in sales of remanufactured wheels and related products. These changes represent increases of approximately 11.0%, 13.9%, 23.6% and 1.1%, respectively, over the prior year period, which was one week longer in duration.

Gross profit increased in the 2005 Nine Months to $199.9 million (44.6% of net sales) from $176.0 million (43.4% of net sales) in the 2004 Nine Months, an increase of $23.9 million, or 8.4%, primarily as a result of the increase in net sales and price increases. The Company’s gross profit margin has fluctuated, and may continue to fluctuate, depending on a number of factors, including changes in product mix, competition and currency exchange rates.

Selling and distribution expenses increased to $135.5 million (30.2% of net sales) in the 2005 Nine Months from $122.4 million (30.2% of sales) in the 2004 Nine Months, an increase of 10.7%. The increase in these expenses was generally the result of increased sales and these expenses were negatively impacted on a comparative basis by increased selling wages and salaries, including benefits, of $5.1 million, increased fuel costs of $2.1 million and freight costs of $.9 million.

General and administrative expenses increased to $41.7 million (9.3% of net sales) in the 2005 Nine Months from $39.2 million (9.7% of net sales) in the 2004 Nine Months, an increase of 6.4%. The increase was primarily due to increased sales and increases in wages and salaries, including benefits. See the 2004 Quarter comparison above.

Other income decreased by approximately $100,000 for the 2005 Nine Months and was made up of a number of components with over 70% of other income resulting from vendor discounts and finance fees from past-due customer accounts.

As a result of the above factors, the Company experienced an increase in net income for the 2005 Nine Months of $14.7 million (3.3% of net sales), compared to net income of $9.9 million (2.4% of net sales) in the 2004 Nine Months.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and the paydown of bank borrowings. At December 30, 2005, working capital was $132.2 million, compared to $145.2 million at April 1, 2005. The decrease in working capital is primarily the result of cash used in investing activities. The Company financed its working capital requirements and the acquisitions completed during the first nine months of fiscal 2006 from cash flow from operations, borrowings on credit facilities and the proceeds from the exercise of stock options.

During the thirty-nine weeks ended December 30, 2005, the Company’s cash and cash equivalents increased by $1.5 million. This increase is the result of (i) an increase in cash provided by operating activities of $21.7 million resulting primarily from the elimination of $10.2 million of non-cash expenses from the reported net income of $14.7 million, partially offset by subtracting $3.2 million as a result of changes in accounts receivable, inventory, other assets and accounts payable and accrued liabilities and (ii) an increase in cash provided by financing activities of $22.1 million. The most significant non-cash expenses were depreciation and amortization. This increase was partially offset by a decrease in cash used in investing activities of $42.2 million, primarily as a result of cash used to complete an acquisition and to purchase property and equipment. The increase in cash provided by financing activities resulted from the borrowings under the Company’s credit facility and from cash proceeds from the exercise of stock options.

In October 2005, the Company acquired Veng for a cash purchase price of $36.4 million, of which approximately $31.6 million was borrowed under the Company’s credit facility.

        The Company has in place a $75.0 million revolving secured credit facility with commercial lenders which matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the credit facility bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At December 30, 2005, $21.3 million had been drawn down under the line of credit, of which $10.0 million of bore interest at 5.25%, $5.0 million at 5.19% and $6.3 million at 7.25%. The facility provides for certain restrictive covenants including that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 30, 2005, and at the date of the filing of this Quarterly Report. The Company has outstanding lines of credit in the aggregate amount of $10.6 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The aggregate amount of these letters of credit reduces the funds available under the Company’s revolving credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Item 1 – Business-Cautionary Statements” in the Company’s Form 10-K for the year ended April 1, 2005 and under “ Item 1A – Risk Factors” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit agreement. These ratios include items related to the amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity will not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $39.2 million at December 30, 2005, or approximately 14.8% of total assets or 18.8% of consolidated shareholders’ equity. Goodwill amounted to $11.3 million at April 1, 2005, or approximately 4.8% of total assets or 5.9% of consolidated shareholders’ equity. The increase in goodwill was the result of the completion of one acquisition.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of December 30, 2005, other intangible assets amounted to $1.6 million. For each of the nine months ended December 30, 2005 and December 31, 2004, amortization of other intangible assets was approximately $0.3 million.

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

The Company’s results of operations are subject to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the Company’s current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan and its operations in Canada. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. The consolidated balance sheet amounts and statement of income reflecting the results of operations of our Canadian operations are translated on to the Company’s financial statements in U.S. dollars at the current and average exchange rates, respectively. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006. On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denies, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denies each and every allegation of infringement. The Company further asserts several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. the Company intends to vigorously defend this Action. A final determination by the USITC is not expected before December of 2006. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, the sale of aftermarket replacement parts will increase substantially. If the USITC were to uphold each of the 14 design patents in question, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse ruling, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry.

Item 1A.	Risk Factors.

The Company’s Form 10-K for the year ended April 1, 2005 (the “2005 10-K “) provides disclosure under “Item 1. Business—Cautionary Statements” with respect to certain risks to which the Company is exposed. The risks identified in the 2005 10-K and under “Part II- OTHER INFORMATION, Item 1. Legal Proceedings” above, which are incorporated by reference herein, as well as those described below, may not be the only risks the Company faces. Additional risks that the Company is not yet aware of or that the Company currently considers to be immaterial may adversely affect the Company. There have been no material changes to the risk factors disclosed in the 2005 10-K except as follows:

        Litigation Impacting Aftermarket Collision Replacement Parts. As disclosed in the 2005 10-K, there have been numerous lawsuits relating to the use of aftermarket parts in repairing motor vehicles. The leading case involving aftermarket crash parts - Avery v. State Farm Insurance Company - was brought in the Circuit Court in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than automobile manufacturers (“OEM”) parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. On August 18, 2005, the Illinois Supreme Court reversed the judgments of the Circuit and Appellate Courts resulting in a termination of the case in favor of State Farm. The Illinois Supreme Court denied plaintiffs request for a rehearing. In December 2005, plaintiffs filed a writ of certiorari with the United States Supreme Court seeking a reversal of the action by the Illinois Supreme Court. The United States Supreme Court has the discretion to accept or reject plaintiff’s request that the Court hear its appeal.

Shortly after the initial verdict in the Avery case, State Farm and many other insurance companies suspended their practice of specifying non-OEM crash parts on repair estimates. While many insurance companies are again specifying certain aftermarket parts in the repair of insured vehicles, State Farm, the nation’s largest automobile insurer, has not. Prior to the recent reversal of the State Farm decision by the Illinois Supreme Court, the case has had a negative impact on the Company’s sales and net income. There can be no assurance as to the reaction of the insurance industry in the event the United States Supreme Court reverses the dismissal of the Avery case by the Illinois Supreme Court or the future impact on the Company’s results of operations if that occurred.

Federal and State Action. During the past five years, legislation was introduced or considered in over 25 states seeking to prohibit or limit the use of aftermarket parts in collision repair work and/or require special disclosure before using aftermarket parts. During 2005, 31 separate bills were introduced in 13 states. None were passed during 2005. Consistent with prior years, bills potentially impacting the aftermarket collision parts business will be, or have been, introduced in a number of states during 2006. The Company actively works with state legislators and regulatory officials to make them aware of the value to the consuming public of having available a viable alternative to OEM collision parts.

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

Prelude Software System Installation. The Company has completed the installation of its enterprise-wide management information system, consolidating the 13 systems under which the Company once operated. As of December 30, 2005, only the Company’s locations in Canada and the operations of Veng acquired in October 2005 remain on separate systems. This was an extremely costly and time-consuming process and additional effort is ongoing to maximize the efficiency and utilization of the system. It is unclear how much it will cost to do the significant work necessary to refine and optimize the system to allow the Company to leverage the benefits of the system, but such costs may be substantial.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders. None

Item 5.	Other Information. None (1)

(1)

The Company is in the process of discussing a comment from the staff of the Securities and Exchange Commission (“SEC”) as to whether a Form 8-K was required to be filed with the SEC with respect to the Veng acquisition which occured in the period covered by this Report.

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

Date: February 8, 2006