Form 10-K
period 2006-03-31
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2006-06-14
CIK 1012393

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer    ☐                Accelerated filer    ☒                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on September 30, 2005 on the Nasdaq National Market was approximately $465.5 million. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

The number of shares of Common Stock outstanding as of June 1, 2006: 16,290,668.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 fiscal year.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, such as statements of the Company’s strategies, plans, objectives, expectations and intentions. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A below and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

PART I

ITEM 1.    BUSINESS

General

Keystone Automotive Industries, Inc. (“Keystone” or the “Company”) is the nation’s leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States and certain areas in Canada. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy and steel wheels. The Company’s principal product lines consist of automotive body parts, bumpers and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 19,000 stock keeping units to over 25,000 collision repair shop customers, out of an estimated 51,000 shops nationwide. Founded in Southern California in 1947, the Company operates a “hub and spoke” distribution system consisting of 136 distribution centers, 22 of which serve as regional hubs, and 14 depots, located in 38 states throughout the United States, as well as in the provinces of Ontario, Quebec and British Columbia in Canada. From these distribution centers, Keystone has over 1,700 customer service and salespersons who call on or have contact with collision repair shops. In addition, the Company operates 13 wheel remanufacturing facilities and 54 plastic and steel bumper recycling facilities. The Company is currently organizing an operation in northeast Mexico to remanufacture plastic bumpers.

The Company became certified as an ISO 9001 distributor in September 2002. ISO 9001 implementation policies and procedures include quality and service, performance, lot traceability, customer satisfaction and complaint resolution. The Company believes that it is one of only a few companies in its industry which is ISO 9001 certified.

To emphasize the high quality of aftermarket parts distributed by Keystone, the Company instituted its “Keystone Platinum Plus” program in September 2000. This program carries only the highest quality parts, which are covered by a limited lifetime warranty for as long as the owner of the repaired vehicle maintains ownership. The Company believes that Platinum Plus is the first and only premium brand of independently produced collision replacement parts. To date, Platinum Plus product categories include radiators and condensers, wheels, grilles, lights, hoods, fenders and certain bumpers. The Company continually adds additional products to the Platinum Plus program.

The Company makes available its quarterly, annual and other periodic and current reports required by the Securities and Exchange Commission (the “SEC”), and any amendments to such reports, as well as other information about the Company, including its Code of Conduct and Ethics, on its corporate website (www.keystone-auto.com), free of charge, to individuals interested in acquiring such reports. The reports can be accessed at www.keystone-auto.com (under “Investor Info” or “Corporate Governance”) as soon as reasonably practicable after the reports are electronically filed with the SEC.

Industry Overview

History.    More than a majority of the collision parts market consists of parts produced by or for the original equipment manufacturers of the vehicles (“OEMs”). A substantial number of collision parts are available exclusively from OEMs and are likely to remain so. The balance of the collision parts market consists of parts supplied by the aftermarket distributors, such as the Company, and parts obtained from salvage vehicles. The growth in sales of aftermarket collision parts over the last decade has been due primarily to the increased availability of quality parts and to cost containment efforts by the insurance industry.

During the 1960s and 1970s, due to prohibitive tariffs in Taiwan on imported automobiles and restrictions on foreign ownership of manufacturing facilities in Taiwan, certain Taiwanese automobile manufacturers commenced producing automobiles for sale in Taiwan, which created the need for additional parts manufacturers to supply the assembly lines. Since the early 1980s, these Taiwanese manufacturers have sought to reduce the effect on their business of the cyclical demand for new automobiles by producing aftermarket collision parts. Prior to 1980, automotive collision parts were almost exclusively manufactured by OEMs.

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

Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition, often resulting in lower prices for comparable OEM parts. This also positively impacts insurance premiums for consumers. The Company believes that it may be somewhat insulated from downturns in the general economy as a result of the fact that most automobile collision repair work is paid for in part by insurance.

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

The Company generally meets the requirements of the Manufacturers’ Qualification and Validation Program (“MQVP). MQVP defines expectations and part quality requirements for manufacturers, suppliers and distributors of aftermarket collision parts. The Company’s implementation of the ISO 9001 program and participation in MQVP reflects its commitment to quality parts and customer satisfaction.

Strategy

The Company’s growth strategy involves a combination of increased sales to existing customers, increased penetration of markets Keystone is currently serving, the introduction of new products and expansion into new markets though acquisitions and start-ups. Higher sales of existing products reflects increased demand for our premium brand Platinum Plus product line and a concerted effort by the sales force to sell our full line of products to each of our customers. The Platinum Plus product line and the Company’s participation in quality programs such as CAPA and MQVP are key to increasing our penetration of existing markets. While Keystone has the largest distribution network of any aftermarket crash parts distributor, it believes that there are important markets not now served which can be accessed either through the acquisition of an existing distributor or the opening a new distribution center.

In addition to growing sales, management has put in place a number of initiatives designed to improve profitability and leverage the Company’s increasing sales, including: improving inventory turns and fulfillment rates to our customers; ongoing enhancements to the Company’s management information systems which should aid in managing business operations, a vigorous budgeting process and the development and retention of a highly productive workforce.

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

Automotive Body Parts.    The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $322.9 million, or 51.4% of the Company’s net sales in the fiscal year ended March 31, 2006.

Bumpers.    The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers. For the fiscal year ended March 31, 2006, sales of plastic and steel bumpers accounted for approximately $188.3 million, or 30.0% of the Company’s net sales. The Company believes that it is one of the nation’s largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets.

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

Paint and Related Materials.    The Company distributes paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 31, 2006, sales of paint and other materials accounted for approximately $60.7 million, or 9.7% of the Company’s net sales. Certain of these products are distributed under the name “Keystone.”

Wheels and Related Products.    The Company operates 13 facilities which remanufacture collision damaged alloy wheels and one plant that recycles steel wheels. The average wholesale cost of a new replacement alloy wheel is approximately $225, compared to an average wholesale cost of approximately $125 for a remanufactured alloy wheel. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. In addition, the Company sells steel wheels, caps and wheel covers. For the fiscal year ended March 31, 2006, sales of wheels and related products accounted for approximately $52.7 million, or 8.4% of the Company’s net sales.

Distribution, Marketing and Sales

The Company’s distribution system is designed to provide responsive customer service and to foster long-term customer relations.

Distribution System.    The Company has developed a national “hub and spoke” distribution system consisting of 136 distribution centers, 22 of which serve as regional hubs, and 14 depots. Each regional hub receives container shipments directly from foreign and domestic manufacturers. Using the Company’s fleet of approximately 1,700 delivery trucks, each regional hub makes regular shipments to the distribution centers in its region, which in turn make regular deliveries to its repair shop customers. By maintaining a fleet of delivery trucks, the Company ensures rapid delivery within its distribution system and to its customers. In addition, each distribution center can order products directly from any hub or distribution center. The Company manages its inventory and the ordering, shipment, storage and delivery of products primarily through its centralized information system that allows the regional hubs and distribution centers to obtain timely information regarding the location and availability of products. The continuing increase in the number of makes and models of automobiles and light trucks and the number of aftermarket collision parts has increased the pressure on distributors to maintain larger inventories. The Company believes that its “hub and spoke” distribution system allows it to offer its customers one of the broadest available selections of aftermarket collision parts and to fill most orders within 24 hours. As of June 1, 2006, the Company has opened three crossdock locations to manage the inventory flow from the suppliers to the Company’s distribution centers. The goal is to improve inventory availability while at the same time reducing inventory levels.

Sales and Marketing Staff.    The Company has a marketing staff, which operates from its corporate headquarters, and has over 1,700 sales and customer service representatives and route salespersons who operate from its distribution centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies’ policies favoring aftermarket collision parts.

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

Customers

The Company’s current customers consist primarily of more than 25,000 collision repair shops located in all 50 states, the District of Columbia and in the provinces of Ontario, Quebec and British Columbia in Canada, none of which accounted for more than 1% of the Company’s net sales during the fiscal year ended March 31, 2006. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories. The size of its customer base reduces the Company’s dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 51,000 collision repair shops nationwide.

The Company also sells collision parts to local distributors who may compete with the Company. These sales accounted for less than 10% of the Company’s net sales during the fiscal year ended March 31, 2006 and no distributor accounted for more than 1% of the Company’s net sales for such fiscal year.

Suppliers

The products distributed by the Company are manufactured by over 60 manufacturers, and no single supplier provided more than 10% of the products purchased by the Company during fiscal 2006. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2006, by dollar amount, approximately 44% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 56% were imported directly or indirectly from manufacturers in Asia. The Company’s orders from domestic suppliers generally are received within 10 days and orders from foreign manufacturers generally are received in between 45 and 90 days.

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

Information Technology

The Company believes that Information Technology is a strategic tool that can be leveraged to help manage its various locations and operations of the Company. As of June 1, 2005, the Company completed the consolidation of 13 separate management systems to one single distribution management system. Only the Company’s Canadian locations remain on a separate system. The primary functions of the system include Sales, Order Processing, Inventory and Warehouse Management, Purchasing and Replenishment, and Financial Management and Reporting. Additional third party software packages have been implemented to leverage the centralized data and information that a single system provides such as a data warehouse to conduct enhanced analytics and reporting, an integrated budgeting system, a supply chain collaboration and EDI tool, and eCommerce tools to enhance the Company’s online, Business-to-Business initiative, OrderKeystone.com.

The Company’s critical management systems are housed at a third-party, offsite data center that is fully redundant across its infrastructure to ensure operations are continuously maintained. The data center is secure and monitored 24-hours a day throughout the year by competent and skilled technical staff. All hardware used by the Company is from proven providers in the technology industry including the companies that supply data and telecommunication services. Systems are backed up daily and stored offsite with a third party storage and archiving company.

Systems are continually evaluated to ensure all critical systems remain scaleable and operational as the Company continues to grow.

Competition

Based upon industry estimates, the Company believes that more than a majority of collision parts by dollar amount used in the repair of damaged vehicles are supplied by OEMs with the balance being supplied by distributors of aftermarket collision parts and by distributors of salvage parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented and the Company’s competitors, other than OEMs, generally are independently owned distributors having from one to three distribution centers. In addition to intense competition from OEMs, the Company is encountering significant competition from other distributors of aftermarket parts including automobile dealerships, who are able to offer repair shops one-stop procurement; distributors of salvage parts, in particular, LKQ Corporation; and buying groups.

The Company competes with OEMs on the basis of price and product quality, and it competes with distributors of aftermarket collision parts primarily on the basis of the competitive advantages provided by its position as the market leader with a nationwide distribution system, its Platinum Plus product line, experienced executive management and service center managers, entrepreneurial corporate culture, superior customer service, its relationship with certain insurance companies, and, to a lesser extent, on the basis of price.

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

Government Regulation and Environmental Hazards

The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration, the United States Environmental Protection Agency (“EPA”) and the Department of Transportation have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee “right-to-know” laws, shipping and laws regarding clean air and water. In addition, certain state legislatures and regulators are considering imposing, or have imposed, restrictions on the use of aftermarket collision parts. The General Accounting Office (“GAO”) report to the United States Congress, released in January 2001, captioned “NHTSA’s Ability to Detect and Recall Defective Replacement Crash Parts is Limited” may eventually result in hearings in Congress and possible legislation which could be adverse to the interests of Keystone. See “Risk Factors” below for additional information about governmental activities with respect to aftermarket collision replacement parts.

See “Risk Factors” below for information with respect to the Company’s environmental exposure.

Employees

At June 1, 2006, the Company had 3,761 full-time team members, of whom 395 were engaged in corporate management and administration, 1,759 in sales and customer service, 865 in warehousing and shipping and 742 in remanufacturing. None of the Company’s team members are covered by collective bargaining agreements. The Company considers its relations with its team members to be satisfactory.

ITEM 1A.    RISK FACTORS

We encounter intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources.

It is estimated that substantially in excess of 50% of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like the Company and by distributors of salvage parts. The OEMs are therefore in a position to exert pricing pressure in marketplace. We compete with the OEMs primarily on price and to a lesser extent on perceived quality. Recently, several OEMs have experimented with reducing prices on specific products to meet the lower-priced aftermarket products. If such price reductions were to become widespread, it could have a material adverse impact on the Company. In addition, a number of large OEM dealers have recently begun distributing aftermarket collision parts in addition to distributing OEM collision parts, offering collision repair facilities one-stop shopping.

Other OEM direct and indirect activities designed to eliminate the aftermarket as competition have increased our expenses and are designed to threaten our business.

During the past ten years, legislation has been introduced or considered in over 40 states seeking to prohibit or limit the use of aftermarket parts in collision repair and/or require special disclosure before using aftermarket parts in repairs covered by insurance. This legislature is generally introduced and supported at the behest of the OEMs and/or their dealers.

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

Ford and General Motors are attempting to use litigation based upon claims of infringement of trademarks or design patents against the Company and certain aftermarket manufacturers located in Taiwan to restrict or eliminate the sale of aftermarket parts. If they are successful it could have a material adverse impact on the Company and the entire aftermarket collision parts industry. For details, refer to “Item 3. Legal Proceedings” below.

We depend upon the continued acceptance of aftermarket collision parts by insurance companies in the repair of policyholders’ vehicles.

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

Our business has been negatively impacted by litigation challenging the use of aftermarket collision replacement parts in the repair of vehicles covered by insurance.

Over the past 15 years, there have been numerous lawsuits relating to the use of aftermarket parts in repairing motor vehicles. The majority of these cases have been brought by class action attorneys against insurance companies, primarily alleging a violation of the insurance contract and state consumer protection laws because of the specification of aftermarket crash parts for the repair of policyholders’ vehicles. Plaintiffs’ attorneys allege that aftermarket parts are inferior to OEM parts and thus are incapable of restoring a vehicle to its “pre-loss” condition as required by many insurance policies.

The leading case involving aftermarket crash parts—Avery v. State Farm Insurance Company—was brought in the Circuit Court in Marion, Illinois in July 1997 (“Madison County”). In that case, plaintiffs asserted claims for breach of contract, consumer fraud and equitable relief relating to State Farm’s practice at that time of sometimes specifying aftermarket parts rather than OEM parts when adjusting claims for the damage to insured vehicles. It was alleged that this practice breached State Farm’s insurance agreements with its policyholders and was a violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. In October 1999, after a lengthy trial, the jury in Avery awarded plaintiffs compensatory damages of approximately $586 million. In addition, the judge assessed punitive damages against State Farm of over $600 million. In April 2001, the Appellate Court of Illinois, Fifth District, upheld the verdict, reducing the damages by $130 million, resulting in an aggregate award of $1.06 billion. Thereafter, a Petition for Allowance of Appeal to the Illinois Supreme Court was filed by State Farm. In October 2002, the Illinois Supreme Court agreed to hear the appeal. On August 18, 2005, the Illinois Supreme Court reversed the judgments of the Circuit and Appellate Courts resulting in a termination of the case in favor of State Farm. The Illinois Supreme Court denied plaintiffs request for a rehearing. Plaintiffs filed a writ of certiorari with the United States Supreme Court seeking a reversal of the action by the Illinois Supreme Court. The United States Supreme Court did not grant certiorari and the dismissal of the Avery case is now final.

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

A substantial portion of the Company’s business consists of the distribution of aftermarket crash parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event aftermarket crash parts are no longer specified by a number of insurance companies to repair insured vehicles, the aggregate cost to consumers could be substantial and the impact on the Company would be material and adverse.

We are dependent upon a relatively small group of suppliers and may be adversely impacted by raw material shortages, primarily steel and nickel and price increases in these materials.

The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2006, approximately 44% of the products distributed by the Company by dollar amount were manufactured in the United States or Canada and approximately 56% were imported directly or indirectly from manufacturers in Asia. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan.

Because a substantial volume of our sales involves parts manufactured from sheet metal, we can be adversely impacted if sheet metal becomes unavailable or is only available at higher prices, which we may not be able to pass on to our customers.

We rely upon a fleet of our trucks to deliver substantially all of our products to our customers and increases in fuel prices or other difficulties with our fleet may be material to our results of operations.

We use a fleet of trucks to deliver the majority of the products we sell. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, availability and price of fuel, liabilities arising from accidents to the extent we are not covered by insurance and insurance premium increases. In addition, our failure to deliver products in a timely and accurate manner could harm our reputation, which could have an adverse effect on our business.

We estimate that our fleet of trucks travel over 67.2 million miles per year and increases in fuel prices have a negative impact on our results of operations.

A decline in the number of collision repairs could have a material adverse impact on the Company.

Because our business depends on vehicle accidents for the demand for repairs using our products, factors which influence the number and/or severity of accidents, including, but not limited to, the number of vehicles on the road, the number of miles driven, the ages of drivers, distracted drivers, the congestion of traffic, the occurrence and severity of certain weather conditions, and the conditions of the roadways impact our business. In this regard, a number of states municipalities have adopted, or are considering adopting, legislation banning the use of handheld cellular telephones while driving and such restrictions could lead to a decline in accidents. Moreover, rising fuel prices may cause the number of vehicles on the road to decline as motorists seek alternative transportation options and this also could lead to a decline in accidents.

We are subject to numerous factors that impact our sales and earnings both short-term and long-term, many of which may be adverse.

We experience intense competition not only from OEMs but from the many distributors located throughout the country. We compete on the basis of price and service with the other distributors and our ability to raise prices depends not only on these competitors but on the prices being charged by the OEMs for similar parts. Aftermarket parts must be priced at a discount to OEM parts to be competitive. Other factors discussed above also impact our results.

While our sales have increased substantially over each of the last five fiscal years and our net income during the last fiscal year was substantially higher than in the prior fiscal year, there can be no assurance that the Company will be able to maintain similar increases in the future.

We rely heavily on Information Technology in most aspects of our business from order entry through billing and collection to financial statement preparation and disruptions may adversely impact our business.

We employ approximately 47 persons in our Information Technology group. In addition, we rely heavily upon third parties for updating our software systems and operating offsite facilities. Disruptions in our relationships with these outside vendors could be material and adverse to the Company. Further, disruptions in our systems would negatively impact our ability to do business with our customers and if the disruptions continued over a period of time could have a material adverse impact on the Company’s results of operations.

We are subject to compliance with government laws and regulations, including environmental restrictions.

The Company is subject to increasing restrictions imposed by various federal, state and local laws and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration, the EPA and the United States Department of Transportation, have jurisdiction over the Company’s operations with respect to matters including worker safety, community and employee

“right-to-know” laws, and laws regarding clean air and water. Under various federal, state and local laws and regulations, an owner or lessee of real estate or the operator of a business may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, property owned or used in the business, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other than as described below with respect to its bumper plating operations, at two locations, the Company does not currently generate substantial hazardous waste in the ordinary course of its business. The Company believes that it currently is in substantial compliance with all applicable laws and regulations, and is not aware of any material environmental problem at any of its current or former facilities. No assurance can be given, however, that the Company’s prior activities or the activities of a prior owner or operator of an acquired service center or other facility did not create a material environmental problem for which the Company could be responsible or that future uses or conditions (including, without limitation, changes in applicable laws and regulations) will not result in material environmental liability to the Company. Furthermore, compliance with legislative or regulatory changes may cause future increases in the Company’s operating costs or otherwise adversely affect operations. Certain of the Company’s products, such as paints and solvents, are highly flammable. Accordingly, the storage and transportation of these materials expose the Company to the inherent risk of fire. During the past three years, two locations have been destroyed by fire, in each case covered by insurance.

Our Common Stock is subject to significant fluctuations for a variety of reasons, many of which are beyond the control of the Company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company’s principal executive offices are currently located in Pomona, California, on premises owned by the Company, which contain approximately 11,000 square feet. The Company also leases approximately 7,500 square feet of office space contiguous to the owned property, as well as approximately 3,100 square feet of additional corporate executive offices throughout the United States. In addition, the Company owns facilities used as distribution centers in Chicago, Illinois; Quincy, Illinois; Bethlehem, Pennsylvania; Windber, Pennsylvania; Denver, Colorado; and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company has moved its distribution center in New Albany, Indiana from property owned by the Company to leased premises and has put its property up for sale, for which a sales contract is presently pending. The Company leases its remaining facilities.

Effective April 20, 2006, the Company entered into a 15-year lease commitment on a build-to-suit office complex comprising 52,000 square feet in Nashville, Tennessee. The aggregate base rent obligation for this complex totals $11,310,000 over the term and includes a purchase option for $9,200,000. Once completed, the Company’s principal executive offices will be located in this facility.

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

Of the Company’s distribution centers, seven are leased from parties in which a current officer of the Company has an interest. The Company believes that the terms and conditions of these leases are no less favorable to the Company than could have been obtained from unaffiliated parties in arm’s-length transactions at the time of the execution of such leases. In addition, leases on two distribution centers were entered into in arms-length negotiations immediately prior to the Veng USA LLC acquisition. After closing, the former owner of Veng USA LLC, became an officer of the Company.

ITEM 3.    LEGAL PROCEEDINGS

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for Summary Judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motor’s complaint. On May 24, 2005, General Motors filed a Notice of Appeal and on April 27, 2006, oral argument was heard by the Federal Sixth Circuit Court of Appeals. A decision on the appeal is expected later this summer.

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006. On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denies, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denies each and every allegation of infringement. The Company further asserts several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. The Administrative Law Judge (“ALJ”) recently struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse. This interlocutory ruling will eventually be reviewed by the USITC Commissioners following the ALJ’s ruling on the overall investigation. The ALJ’s ruling does not impact the Company’s other affirmative defenses. A hearing before the ALJ is scheduled for August 2006. The deadline for the ALJ’s ruling is December 4, 2006. The deadline for a determination by the USITC is March 5, 2007. The Company will continue to vigorously defend this action. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the

F-150 and these trucks have been on the road longer, the sale of aftermarket replacement parts will increase substantially. If the USITC were to uphold each of the 14 design patents in question, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse ruling, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry.

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

	High	Low
Fiscal 2005
First Quarter	$28.44	$25.13
Second Quarter	28.74	21.40
Third Quarter	23.78	17.83
Fourth Quarter	23.74	21.00
Fiscal 2006
First Quarter	$25.59	$19.04
Second Quarter	32.80	23.69
Third Quarter	33.40	25.22
Fourth Quarter	46.92	31.06

On June 7, 2006, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $41.65 per share. As of June 7, 2006, there were approximately 290 shareholders of record of the Common Stock.

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

The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of stock options under all of the Company’s equity compensation plans as of March 31, 2006.

Equity Compensation Plan Information

	March 31, 2006
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	515,256	$20.15	1,668,078

Total	515,256	$20.15	1,668,078

ITEM 6. SELECTED	CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis Financial Condition and Results of Operations” also included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended(1)
	March 31, 2006	April 1, 2005	March 26, 2004	March 28, 2003	March 29, 2002
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$628,328	$557,705	$501,108	$439,139	$382,274
Cost of sales	346,362	314,792	282,079	247,913	218,475

Gross profit	281,966	242,913	219,029	191,226	163,799
Selling and distribution expenses	189,665	167,721	148,371	129,822	114,276
General and administrative expenses	56,732	54,258	43,333	38,424	32,816
Non-recurring expenses	—	—	—	—	6,796

Operating income	35,569	20,934	27,325	22,980	9,911
Other income	2,243	2,881	2,235	1,782	1,895
Interest expense	(770)	(259)	(671)	(553)	(698)

Income before income taxes and cumulative effect of a change in accounting principle	37,042	23,556	28,889	24,209	11,108
Income taxes	14,784	9,296	11,167	9,462	4,450

Net income before cumulative effect of a change in accounting principle	22,258	14,260	17,722	14,747	6,658
Cumulative effect of change in accounting principle (net of tax)	—	—	—	—	(28,691)

Net income (loss)	$22,258	$14,260	$17,722	$14,747	$(22,033)

Per Common Share:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$1.39	$.91	$1.18	$1.01	$0.46
Diluted	$1.38	$.90	$1.16	$0.99	$0.45
Cumulative effect of a change in accounting principle (net of tax):
Basic	—	—	—	—	$(1.98)
Diluted	—	—	—	—	$(1.93)
Net income (loss) per share:
Basic	$1.39	$.91	$1.18	$1.01	$(1.52)

Diluted	$1.38	$.90	$1.16	$.99	$(1.48)

Weighted average common shares outstanding:
Basic	16,000	15,642	14,998	14,635	14,467

Diluted	16,095	15,787	15,266	14,968	14,876

Consolidated Balance Sheet Data:
Working capital	$142,729	$145,246	$122,859	$107,079	$95,384
Total assets	288,693	234,584	215,913	191,809	159,686
Total current liabilities	64,373	40,224	43,075	47,943	31,385
Long-term debt, less current maturities	—	—	—	—	14
Shareholders’ equity	222,947	191,777	171,527	141,642	126,314

(1)	Fiscal 2005 contained 53 weeks; all other periods contained 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the “Selected Consolidated Financial Data” as set forth in Item 6 above and the financial statements and notes thereto included in Item 8 below. Except for the historical information contained herein, the matters addressed herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, such as statements of the Company’s strategies, plans, objectives, expectations and intentions, are subject to a variety of risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated in these forward-looking statements. The Risk Factors set forth in Item 1A above should be read as being applicable to all related forward-looking statements wherever they appear herein.

Overview

The Company is the leading distributor of aftermarket collision parts used in the repair of automobiles and light trucks in North America, with 136 locations throughout the United States and Canada. These product offerings, consisting of more than 19,000 stock keeping units, are manufactured by independent manufacturers and are sold primarily to collision repair shops. Approximately 85% of all of the collision repair work is paid for in part through insurance claims. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by insurance companies and then by the collision repair shop performing the repairs.

Before 1980, substantially all collision replacements parts were manufactured by original equipment manufacturers (“OEMs”). Since then, aftermarket parts, which generally sell for between 20% and 40% less than comparable OEM parts, have provided a lower cost alternative to insurance companies seeking to contain the escalating cost of collision repairs. However, aftermarket collision parts still account for substantially less than 50% of the collision parts market, which is still dominated by the OEMs.

Because of the Company’s dependence on the acceptance of its products by insurance companies, its business is vulnerable to actions that impact the insurance industry. During the past five years, the Company’s sales and profits have been adversely impacted by class action litigation against insurance companies for specifying aftermarket parts; a concerted effort, generally led by the OEMs, their dealer network and some collision repair shops, to have legislation passed at the state level restricting or eliminating the use of aftermarket parts in the repair of damaged vehicles and more recently litigation against the Company alleging infringement of OEM trademarks and design patents. See “Risk Factors” above.

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

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through acquisitions, as well as start-ups; internal growth and expanding into new product markets, such as retail sales through retail parts distributors and offering the Company’s products on the web.

The Company’s financial position remains strong, as evidenced by a current ratio (current assets to current liabilities) of 3.2:1.0 at March 31, 2006, and by the generation of substantial cash flows from operations. Depending upon the size of any acquisitions, the Company may be dependent on its bank line of credit to finance them.

General

Fiscal 2006 contained 52 weeks as compared to 53 weeks in fiscal 2005. Consequently, comparisons of results, other than as a percentage of net sales, may not be meaningful.

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

Sales of lighting products during fiscal 2006, constituted approximately 15.0% of total sales as compared to 16.2% during fiscal 2005.

Beginning in October 2005, CAPA began certifying lighting products and to date, approximately 150 lighting applications have been certified. It is anticipated that further lighting applications will be certified during fiscal 2007. As lights are certified, certain insurance companies have generally begun again using these parts in the repair of policyholders’ vehicles.

Lease Accounting Charge

During fiscal 2005, the Company adjusted its accounting for rent under its various operating leases in accordance with the requirements of the Statement of Financial Accounting Standards (“SFAS”) No. 13. SFAS No. 13 requires the Company to record straight-line lease expenses over the term of the lease when a lease contains a fixed rent escalation clause. The Company had been recording the actual rent expense for each year of the lease. As a result, the Company recorded an adjustment of $0.7 million, net of tax, ($0.5 million, net of tax, related to fiscal years prior to 2005), substantially all of which was recorded as additional selling and distribution expenses. Prior year’s financial statements were not restated due to the immateriality of the amount to the statement of income and statement of cash flows for 2004 or any prior individual year. As the correction relates solely to accounting treatment, it did not affect the Company’s historical or future cash flows.

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

Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company adjusts its allowance monthly based upon a formula relating to the aging of its receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Leases and Leasehold Improvements.    The Company leases certain distribution centers, office space, equipment and vehicles. The Company has over 200 leases and no one lease is material to the operations of the Company. The Company accounts for its leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. In addition, leasehold improvements associated with these operating leases are amortized over the shorter of their economic lives or the respective lease terms. The term of each lease is generally the initial term of the lease unless external economic factors were to exist such that renewals potentially provided for in the establishing an amortization period and determining if such lease qualified as a capital or operating lease.

Self-Insured Reserves.    The Company is self-insured for general and automobile liability, workers’ compensation and the health care claims of its team members, although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data and valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

Acquisitions

During fiscal 2006, 2005 and 2004, the Company completed two, three and six acquisitions, respectively. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

During fiscal 2006, the Company acquired certain assets of S&E Auto Panels, LLC, a distributor of aftermarket collision replacement parts in Dexter, Missouri in June 2005. In October 2005, the Company acquired substantially all of the assets of Veng USA LLC, a distributor of aftermarket collision replacement parts in the Northeast. Veng USA had locations in Seekonk and Woburn, Massachusetts; Manchester and Milford, Connecticut; Manchester, New Hampshire and Auburn, Maine.

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

During fiscal 2004, the Company acquired certain assets of the following businesses: Landmark Auto Parts, a distributor of aftermarket collision replacement parts in Newport News, Virginia in May 2003; U.S. Crash Parts, a distributor of aftermarket collision parts in Lexington, Kentucky in June 2003; Kansas Bumper/Mokan, a distributor of aftermarket collision replacement part6s in Kansas City, Lawrence, Topeka, Manhattan, Wichita and Liberal, Kansas in September 2003; and Sam’s Nu-Chrome Bumper, a distributor of bumpers in New Orleans, Louisiana in December 2003. In addition, the Company acquired all of the outstanding capital stock of two Canadian distributors of aftermarket collision replacement parts. The Company acquired MultiPro in August 2003, with locations in Drummondville, Montreal, Quebec, Ottawa and Sherbrooke, Canada and Quinte in January 2004, with locations in Trenton, Toronto, Ottawa and Montreal, Canada.

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

	Fiscal Year Ended
	March 31, 2006	April 1, 2005	March 26, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.1	56.4	56.3

Gross profit	44.9	43.6	43.7
Selling and distribution expenses	30.2	30.1	29.6
General and administrative expenses	9.0	9.7	8.7
Operating income	5.7	3.8	5.4
Other income	0.3	0.5	0.4
Interest expense	(0.1)	—	(0.1)

Income before income taxes	5.9	4.3	5.7
Income taxes	2.4	1.7	2.2

Net income (loss)	3.5%	2.6%	3.5%

Revenues by Product Category

The following table sets forth, for the periods indicated, net sales by product category.

	Fiscal Year Ended
	March 31, 2006	April 1, 2005	March 26, 2004
	(in millions)
Automotive body parts(1)	$322.9	$284.3	$251.7
Bumpers	188.3	164.5	145.2
Paint and related materials	60.7	59.9	58.1
Wheels and related products	52.7	43.3	39.0
Other	3.7	5.7	7.1

Total Sales	$628.3	$557.7	$501.1

(1)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Fiscal 2006 Compared to Fiscal 2005

Net sales were $628.3 million in fiscal 2006 (a 52-week fiscal year), compared to $557.7 million in fiscal 2005 (a 53-week fiscal year), an increase of $70.6 million, or 12.7%. This increase was due primarily to increases of $38.6 million in sales of automotive body parts, $23.8 million in sales of new and recycled bumpers and $0.8 million in sales of paint and related materials, which represent increases of approximately 13.6%, 14.5% and 1.3%, respectively, compared to fiscal 2005. In addition, the Company sold $52.7 million of wheels and related products in fiscal 2006 compared to $43.3 million in the prior fiscal year, an increase of 21.7%.

On a same store sales basis, sales were up approximately 11.3% for fiscal 2006 (adjusted to eliminate the effect of the extra week in fiscal 2005), primarily as a result of the insurance companies continuing to increase the specification of aftermarket parts in the repair of insured vehicles and improvements in the Company’s in-stock positions.

Gross profit increased to $282.0 million (44.9% of net sales) in fiscal 2006 from $242.9 million (43.6% of net sales) in fiscal 2005, an increase of 16.1%. Gross profit as a percentage of net sales increased to 44.9% in fiscal 2006 from 43.6% in fiscal 2005, primarily as a result of a more favorable product mix, price adjustments made during the third quarter of fiscal 2006 and lower inventory control costs. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $189.7 million (30.2% of net sales) in fiscal 2006 from $167.7 million (30.1% of net sales) in fiscal 2005, an increase of 13.1%. The increase in these expenses as a percentage of net sales was primarily due to increased fuel costs ($2.9 million).

General and administrative expenses increased to $56.7 million (9.0% of net sales) in fiscal 2006 from $54.3 million (9.7% of net sales) in fiscal 2005, an increase of 4.4%. These expenses decreased as a percentage of net sales was primarily the result of leveraging our increased net sales.

Interest expense increased during FY2006, reflecting the higher credit facility balance, primarily due to funding a portion of the purchase for the Veng USA LLC acquisition.

As a result of the above factors, the Company experienced an increase in net income in fiscal 2006 to $22.3 million, as compared to net income of $14.3 million in fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Net sales were $557.7 million in fiscal 2005 (a 53-week fiscal year) compared to $501.1 million in fiscal 2004 (a 52-week fiscal year), an increase of $56.6 million, or 11.3%. This increase was due primarily to increases of $32.6 million in sales of automotive body parts, $19.3 million in sales of new and recycled bumpers and $1.8 million in sales of paint and related materials, which represent increases of approximately 13.0%, 13.3% and less than 3.1%, respectively, compared to fiscal 2004. In addition, the Company sold $43.3 million of wheels and related products in fiscal 2005 compared to $39.0 million in the prior fiscal year, an increase of 11.0%.

On a same store sales basis, sales were up approximately 6.4% for fiscal 2005 (adjusted to eliminate the effect of the extra week in fiscal 2005), primarily as a result of the fact that insurance companies were continuing to increase the specification of aftermarket parts in the repair of insured vehicles, price increases and increased market share.

Gross profit increased to $242.9 million (43.6% of net sales) in fiscal 2005 from $219.0 million (43.7% of net sales) in fiscal 2004, an increase of 10.9%. Gross profit as a percentage of net sales decreased by 0.1% comparing fiscal 2005 to fiscal 2004. Gross profit percentage was negatively impacted during fiscal 2005 by a $1.3 million write-off of obsolete and excess wheel inventory and by a $0.6 million inventory adjustment booked in the first quarter of fiscal 2005. The inventory adjustment was made after the Company in June 2004 discovered two errors in the software underlying the new management information systems which had resulted in the double counting of certain inventory over the last four quarters, primarily returns of recycled bumpers at certain locations. The software programs were revised and no further such adjustments have been required. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

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

Variability of Quarterly Results and Seasonality

The Company has experienced, and expects to continue to experience, variations in its sales and profitability from quarter to quarter due, in part, to the timing and integration of acquisitions and the seasonal nature of Keystone’s business. The number of collision repairs is directly impacted by the weather. Accordingly, the Company’s sales generally are highest during the five-month period from December through April. The impact of seasonality has reduced somewhat as Keystone has become more geographically diversified. Other factors which influence quarterly variations include the number of business days during the holiday seasons, the timing of the introduction of new products, the level of consumer acceptance of new products, the timing of supplier price changes and the timing of expenditures in anticipation of increased sales and customer delivery requirements.

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and to finance the growth in sales. At March 31, 2006, working capital was $142.7 million compared to $145.2 million at April 1, 2005. The Company financed its working capital requirements and the acquisitions completed during fiscal 2006 primarily from cash flow from operations, and borrowings under its credit facility.

During the year ended March 31, 2006, the Company’s cash and cash equivalents increased by $.7 million. This increase is the result of cash provided by operating activities of $33.7 million, and offset by cash used in investing activities of $47.2 million, primarily as a result of cash used for acquisitions, to purchase property and equipment and cash provided in financing activities of $14.2 million primarily from $9.5 million increase under the bank credit facility, and $4.7 million of proceeds from stock option exercises. The cash provided by operating activities resulted from net income of $22.3 million increased by $12.1 million of non-cash expenses and partially offset by a $.7 million decrease in cash from changes in working capital components. The working capital component change primarily reflects an increase in inventories and accounts receivable of $7.1 million and $5.5 million, respectively, offset by an increase in accounts payable of $12.1 million. The most significant non-cash expenses were depreciation and amortization of $9.1 million and a $3.0 million provision for a write-down of inventories and losses on uncollectible accounts receivable of $1.1 million.

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At March 31, 2006, $9.5 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at March 31, 2006, and at the date of the filing of this Annual Report. The Company has outstanding lines of credit in the aggregate amount of $13.1 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

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

Contractual Obligations

The following table quantifies our future contractual obligations as of March 31, 2006:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$70,683	$19,314	$27,028	$12,691	$11,650
Credit facility outstanding(1)	9,544	—	—	9,544	—
Purchase obligations(2)	8,386	4,029	4,357	—	—
Other long term liabilities(3)	1,373	—	1,373	—	—

Total	$89,986	$23,343	$32,758	$22,235	$11,650

(1)	The total revolving line of credit commitment under the Company’s credit facility is $75.0 million, which expires on October 14, 2010. As of March 26, 2004, there were standby letters of credit outstanding under the credit facility of $13.1 million, which expire in December 2006. The amount of outstanding letters of credit reduce the availability under the credit facility.

(2)	Primarily represents contractual obligations relating to the Company’s management information systems, including the outsourcing of its data center operation, obligations under its primary telecom agreement and obligations with respect to its logistical support network related to inventory.
(3)	Primarily amounts due under the Company’s defined benefit plan, which is frozen.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $39.4 million at March 31, 2006, or approximately 13.6% of total assets or 17.7% of consolidated shareholders’ equity. Goodwill amounted to $11.3 million at April 1, 2005, or approximately 4.8% of total assets or 5.9% of consolidated shareholders’ equity. The increase in goodwill from April 1, 2005 was the result of the completion of two acquisitions.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of March 31, 2006, other intangible assets amounted to $1.4 million. For the years ended March 31, 2006 and April 1, 2005, amortization of other intangible assets was approximately $0.5 and $0.4 million, respectively.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“ABP”) Opinion No. 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 10 to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007 and the adoption of Statement 123R is not expected to have a material adverse impact on the Company’s consolidated financial position or cash flows.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are subject to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the Company’s current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan and its operations in Canada. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. The consolidated balance sheets and statements of income of our Canadian operations are translated into U.S. dollars at the current and average exchange rates, respectively. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Keystone Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. as of March 31, 2006 and April 1, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 31, 2006 and April 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Keystone Automotive Industries, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 12, 2006

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	April 1, 2005
A S S E T S
Current assets:
Cash and cash equivalents	$4,733	$4,054
Accounts receivable, less allowance for doubtful accounts of $935 in 2006 and $1,270 in 2005	56,774	49,719
Inventories, primarily finished goods	128,458	119,679
Prepaid expenses and other current assets	9,118	5,584
Deferred taxes	8,019	6,434

Total current assets	207,102	185,470
Property, plant and equipment, at cost:
Land	597	636
Buildings and leasehold improvements	14,583	13,371
Machinery and equipment	46,163	39,629
Furniture and fixtures	8,716	8,782

	70,059	62,418
Accumulated depreciation and amortization	36,346	31,339

	33,713	31,079
Goodwill	39,369	11,309
Other intangibles, net of accumulated amortization of $1,544 in 2006 and $3,851 in 2005	1,402	925
Other assets	4,533	2,596
Deferred taxes	2,574	3,205

Total assets	$288,693	$234,584

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Current liabilities:
Credit facility	$9,544	$—
Accounts payable	35,310	25,950
Accrued salaries, wages and related benefits	8,636	7,177
Other accrued liabilities	10,883	7,097

Total current liabilities	64,373	40,224
Other long-term liabilities	1,373	2,583
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—3,000
None issued and outstanding
Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares—16,269 in 2006 and 15,839 in 2005, at stated value	97,956	93,244
Restricted stock	1,154	460
Additional paid-in capital	10,470	7,695
Retained earnings	113,359	91,101
Accumulated other comprehensive loss	8	(723)

Total shareholders’ equity	222,947	191,777

Total liabilities and shareholders’ equity	$288,693	$234,584

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year ended
	March 31, 2006	April 1, 2005	March 26, 2004
Net sales	$628,328	$557,705	$501,108
Cost of sales	346,362	314,792	282,079

Gross profit	281,966	242,913	219,029
Operating expenses:
Selling and distribution	189,665	167,721	148,371
General and administrative	56,732	54,258	43,333

	246,397	221,979	191,704

Operating income	35,569	20,934	27,325
Other income	2,243	2,881	2,235
Interest expense	(770)	(259)	(671)

Income before income taxes	37,042	23,556	28,889
Income taxes	14,784	9,296	11,167

Net income	22,258	14,260	17,722

Per Common Share:
Net income per share:
Basic	$1.39	$.91	$1.18

Diluted	$1.38	$.90	$1.16

Weighted average common shares outstanding:
Basic	16,000	15,642	14,998

Diluted	16,095	15,787	15,266

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Warrants	Restricted Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at March 28, 2003	14,692	$81,221	$236	—	$2,269	$59,119	$(1,203)	$141,642
Net income						17,722		17,722
Defined benefit plan funding adjustments net of taxes of $182	—	—	—	—	—	—	291	291
Foreign currency exchange	—	—	—	—	—	—	(41)	(41)

Comprehensive income								17,972
Stock options / warrants exercised	751	8,271	(236)	—	—	—	—	8,035
Restricted stock	—	—	—	180	—	—	—	180
Tax benefit of stock options exercised	—	—	—	—	3,698	—	—	3,698

Balance at March 26, 2004	15,443	$89,492	$—	$180	$5,967	$76,841	$(953)	$171,527
Net income	—	—	—	—	—	14,260	—	14,260
Defined benefit plan funding adjustments net of taxes of $209	—	—	—	—	—	—	(334)	(334)
Foreign currency exchange	—	—	—	—	—	—	564	564

Comprehensive income								14,490
Stock options exercised	396	3,752	—	—	—	—	—	3,752
Restricted stock	—	—	—	280	—	—	—	280
Tax benefit of stock options exercised	—	—	—	—	1,728	—	—	1,728

Balance at April 1, 2005	15,839	$93,244	$—	$460	$7,695	$91,101	$(723)	$191,777
Net income						22,258		22,258
Defined benefit plan funding adjustments net of taxes of $348							546	546
Foreign currency exchange							185	185

Comprehensive income								22,989
Stock options exercised	371	4,712						4,712
Restricted stock	59			694				694
Tax benefit of stock options exercised		—			2,775			2,775

Balance at March 31, 2006	16,269	$97,956	$—	$1,154	$10,470	$113,359	$8	$222,947

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	March 31, 2006	April 1, 2005	March 26, 2004
Operating activities
Net income	$22,258	$14,260	$17,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,897	7,524	5,945
Amortization of goodwill and other intangibles	1,228	758	600
Deferred taxes	(954)	234	2,716
Loss on closures/impairment	—	174	635
Provision for losses on uncollectible accounts	1,065	962	756
Provision for write-down of inventories	2,975	2,949	1,400
Gain (loss) on sales of assets	(75)	73	(17)
Tax benefit of stock options exercised	2,775	1,728	3,698
Changes in operating assets and liabilities:
Accounts receivable	(5,538)	(6,278)	(2,291)
Inventories	(7,120)	(14,823)	(1,476)
Prepaid expenses and other current assets	(4,676)	1,724	(2,902)
Accounts payable	9,360	6,917	(1,697)
Accrued salaries, wages and related benefits	1,459	(1,330)	202
Other accrued liabilities	3,001	2,563	387
Other, net	—	(59)	(13)

Net cash provided by operating activities	33,655	17,376	25,665
Investing activities
Proceeds from sales of assets	402	766	176
Acquisitions of certain distribution centers, net of cash received	(37,185)	(2,613)	(15,882)
Purchases of property, plant and equipment	(10,383)	(8,375)	(11,855)

Net cash used in investing activities	(47,166)	(10,222)	(27,561)
Financing activities
Borrowings (payments) under bank credit facility, net	9,544	(10,000)	(6,606)
Principal payments on long-term debt	(66)	(28)	(15)
Proceeds from stock option exercises	4,712	3,752	8,035

Net cash provided by (used in) financing activities	14,190	(6,276)	1,414

Net increase (decrease) in cash and cash equivalents	679	878	(482)
Cash and cash equivalents at beginning of year	4,054	3,176	3,658

Cash and cash equivalents at end of year	$4,733	$4,054	$3,176

Supplemental disclosures:
Interest paid during the year	$772	$274	$681
Income taxes paid during the year	11,926	6,513	7,089
The following items are not included in the Consolidated Statement of Cash Flows:
Minimum pension liability adjustment	$(546)	$334	$(291)

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Business Information

The Company operates in one business segment. The principal business of the Company is the distribution of collision replacement parts for automobiles and light trucks to collision repair shops through a network of distribution centers located within the United States and Canada.

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

Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on a Friday, usually the Friday closest to the last day of March. The fiscal year ended April 1, 2005 included 53 weeks and the fiscal years ended March 31, 2006 and March 26, 2004 each included 52 weeks.

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

During 2006 and 2005, by dollar amount, the Company imported 56% and 48% of its products directly or indirectly from Asia, respectively.

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

Allowance for Doubtful Accounts.    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company adjusts its allowance monthly based upon a formula relating to the aging of its receivables. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

The Company’s inventories consist primarily of automotive aftermarket collision replacement parts, paint and related items. Inventories are stated at the lower of cost (weighted-average method) or market.

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of March 31, 2006.

Depreciation and Amortization

The Company uses the straight-line method for calculating depreciation and amortization of property, plant, and equipment over the following estimated useful lives:

Buildings	20 years
Machinery and equipment	5–12 years
Furniture and fixtures	5–7 years
Auto and truck	3–5 years
Leasehold improvements	Term of lease or life of the asset, whichever is shorter

The Company capitalized approximately $1.2 million, $2.5 million and $2.1 million incurred for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obtained for Internal Use” during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over five to seven years.

Goodwill and Other Intangibles

The Company records goodwill as a result of acquisitions and analyzes its goodwill for impairment at least annually under SFAS No. 142, “Goodwill and Other Intangible Assets.” The determination of the value of goodwill requires it to make estimates and assumptions that affect its consolidated financial statements. In assessing the recoverability of our goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company performs goodwill impairment tests on an annual basis and between annual tests whenever events may indicate that an impairment exists.

As of March 31, 2006, the Company had $39.4 million in goodwill that is subject to annual impairment tests. If the Company is required to recognize goodwill impairments in future periods, the Company would report those impairment losses as part of its operating results. The Company determined that no adjustments were necessary when it performed its annual impairment testing in the fourth quarter of fiscal 2006, 2005 and 2004, respectively.

Other intangibles are comprised of covenants not to compete. Covenants not to compete are amortized using the straight-line method over the terms of the agreements, generally 3–5 years. Amortization expense for other intangibles for the years ended March 31, 2006, April 1, 2005 and March 26, 2004 was $531,000, $403,000 and $525,000, respectively.

Leases and Leasehold Improvements.    The Company leases certain distribution centers, office space, equipment and vehicles. The Company has over 200 leases and no one lease is material to the operations of the Company. The Company accounts for its leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. In addition, leasehold improvements associated with these operating leases are amortized over the shorter of their economic lives or the respective lease terms. The term of each lease is generally the initial term of the lease unless external economic factors were to exist such that renewals potentially provided for in the establishing an amortization period and determining if such lease qualified as a capital or operating lease.

Prior to fiscal 2005, the Company had been recording the actual rent expense for each year of the lease. As a result, the Company’s 2005 statement of income includes an adjustment to correct its lease accounting of $0.7 million, net of tax, ($0.5 million, net of tax, related to fiscal years prior to 2005). Prior year’s financial statements were not restated due to the immateriality of the amount to the statement of income and statement of cash flows for 2004 or any prior individual year. As the correction relates solely to accounting treatment, it did not affect the Company’s historical or future cash flows.

Self-Insured Reserves.    The Company is self-insured for general and automobile liability, workers’ compensation and the health care claims of its team members, although the Company maintains stop-loss

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data and valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

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

Other Income

The Company’s other income primarily consists of revenue generated by the sales of scrap aluminum, a byproduct of the Company’s wheel recycling business, and finance fee income from past due accounts receivable.

Stock-Based Compensation

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB Opinion No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. The Company has not granted stock options at less than the fair value of the stock at the date of grant.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement 123, Share Based Payment (“Statement 123R”), to address the accounting for stock-based employee plans. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair value based method of accounting. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of proforma net income and earnings per share in Note 10 to our consolidated financial statements. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows in periods after adoption. Statement 123R, as recently amended, is effective the beginning of the first fiscal year which begins after June 15, 2005. Consequently, Statement 123R will not impact the Company until the beginning of fiscal 2007 and the adoption of Statement 123R is not expected to have a material adverse impact on the Company’s consolidated financial position or cash flows.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position or cash flows.

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

2.	ACQUISITIONS

In October 2005, the Company acquired substantially all of the assets of Veng USA LLC, a distributor of aftermarket collision replacement parts in the Northeast. Veng USA LLC had locations in Seekonk and Woburn, Massachusetts; Manchester and Milford, Connecticut; Manchester, New Hampshire and Auburn, Maine. The Company acquired these companies for approximately $36.5 million in cash, net of cash received. This acquisition was accounted for under the purchase method of accounting and accordingly the assets and liabilities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $27.4 million and has been recorded as goodwill.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amounts assigned to assets acquired and liabilities assumed at the date of the acquisition of Veng USA LLC:

October 2005
(in thousands)
Receivables	$2,582
Inventories	4,412
Other current assets	209
Property and equipment	1,372
Goodwill	27,372
Other intangibles	925

Total assets acquired	$36,872
Other accrued liabilities	(372)

Total liabilities assumed	(372)
Net assets acquired	$36,500

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Veng USA LLC had taken place at the beginning of the applicable periods:

	March 31, 2006	April 1, 2005	March 26, 2004
	(in thousands, except per share amounts)
Net sales	$648,605	$593,280	$532,073
Net income	22,840	16,041	19,238
Earnings per diluted share	$1.42	$1.02	$1.26

In June 2006, the Company acquired certain assets of S&E Auto Panels, LLC, a distributor of aftermarket collision replacement parts in Dexter, Missouri in June 2005. The results for fiscal 2006 and 2005, assuming that S&E Auto Panels, LLC had been made at the beginning of fiscal 2005, would not have been materially different from the results presented.

The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

During fiscal 2005, the Company acquired certain assets of Lincoln Bumper, Inc., a distributor of aftermarket collision replacement parts in Lincoln, Nebraska in June 2004 and of Royal Bumper Service, a recycler of plastic bumpers in Newberg, Oregon at the beginning of fiscal 2005. In November 2004, the Company acquired all of the outstanding capital stock of Chambers Parts Distributors, a distributor of after marked collision replacement parts with locations in Bangor, Manchester and Portland, Maine. The Company acquired these companies for approximately $2.6 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $1.6 million and has been recorded as goodwill. The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date. The results for fiscal 2005 and 2004, assuming that these acquisitions had been made at the beginning of fiscal 2004, would not have been materially different from the results presented.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	FINANCING ARRANGEMENTS

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At March 31, 2006, $9.5 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at March 31, 2006. The Company has outstanding lines of credit in the aggregate amount of $13.1 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At June 2, 2006, $58.2 million was available to the Company under the line of credit.

4.	SHAREHOLDERS’ EQUITY

The Company maintains a stock repurchase plan as authorized by the Board of Directors, which at March 31, 2006, authorized the purchase of up to $4.1 million of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased approximately 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. No shares were repurchased during fiscal 2006, 2005 or 2004.

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

The Company may pay dividends at the discretion of the Board of Directors. The Company has never paid dividends.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	EARNINGS PER SHARE

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

	Year ended
	March 31, 2006	April 1, 2005	March 26, 2004
	(in thousands, except per share amounts)
Numerator:
Net income	$22,258	$14,260	$17,722

Denominator:
Denominator for basic earnings per share—weighted average shares	16,000	15,642	14,998
Effect of dilutive securities:
Employee stock options and warrants	95	145	268

Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	16,095	15,787	15,266

Basic earnings per share	$1.39	$.91	$1.18

Diluted earnings per share	$1.38	$.90	$1.16

There were 0, 110,000 and 0 antidilutive options for the fiscal years ended March 31, 2006, April 1, 2005 and March 26, 2008, respectively.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into various property lease agreements with related parties, including certain of the Company’s officers and agreements with a corporation and an LLC which is owned by a family member of a Company officer. The leases contain terms up to 5 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm’s length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $629,000, $478,000 and $1,155,000 for the fiscal years 2006, 2005 and 2004, respectively, exclusive of the Company’s obligation for property taxes and insurance.

7.	SALES BY PRODUCT

	Fiscal Year Ended
	March 31, 2006	April 1, 2005	March 26, 2004
	(in millions)
Automotive body parts(1)	$322.9	$284.3	$251.7
Bumpers	188.3	164.5	145.2
Paint and related materials	60.7	59.9	58.1
Wheels and related products	52.7	43.3	39.0
Other	3.7	5.7	7.1

Total Sales	$628.3	$557.7	$501.1

(1)	Consists primarily of fenders, hoods, headlights and taillight assemblies, radiators, condensers and grilles.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 31, 2006	April 1, 2005
	(in thousands)
Deferred tax assets:
Inventories	$4,643	$3,876
Intangibles	3,979	4,889
Accrued expenses	5,320	3,619
Other	75	506

Total deferred tax assets	14,017	12,890
Valuation allowance	(382)	(377)

	13,635	12,513
Deferred tax liabilities:
Prepaid expenses	(868)	(594)
Excess of book basis over tax basis of property and equipment	(2,174)	(2,280)

Total deferred tax liabilities	(3,042)	(2,874)

Net deferred tax assets	$10,593	$9,639

The Company recorded a valuation allowance related to a deferred tax asset recorded as a result of the write-off of its investment in an internet company.

Significant components of the provision for income taxes attributable to operations are as follows:

	Year ended
	March 31, 2006	April 1, 2005	March 26, 2004
	(in thousands)
Current:
Federal	$13,783	$8,214	$7,397
State	1,544	805	763
Foreign	411	70	291

	15,738	9,089	8,451
Deferred:
Federal	(878)	86	2,462
State	(98)	8	254
Foreign	22	113	—

	(954)	207	2,716

	$14,784	$9,296	$11,167

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

	Year ended
	March 31, 2006	April 1, 2005	March 26, 2004
	(in thousands)
Income taxes at statutory tax rate	$12,965	$8,245	$10,150
State income taxes, net of federal tax effect	1,404	787	981
Non-deductible expenses	215	180	203
Rate change and other	195	85	(161)
Valuation allowance	5	(1)	(6)

	$14,784	$9,296	$11,167

9.	EMPLOYEE BENEFIT PLANS

The Company has suspended its defined benefit pension plan (the Plan) to provide pension benefits to all non-union team members. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for all the Company’s benefit plans was as follows:

	Pension Benefits
	March 31, 2006	April 1, 2005	March 26, 2004
	(in thousands)
Service cost	$120	$118	$—
Interest cost	293	316	306
Recognized losses	580	427	98
Expected return on assets	(349)	(344)	(251)

	$644	$517	$153

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the status of the funding of the plans:

	Pension Benefits
	March 31, 2006	April 1, 2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,510	$5,250
Service cost	120	118
Interest cost	293	316
Actuarial losses	417	781
Benefits paid	(885)	(955)

Benefit obligation at end of year	$5,455	$5,510

Change in plan assets:
Fair value of plan assets at beginning of year	$4,210	$3,942
Actual return on plan assets	1,081	155
Company contributions	872	1,068
Benefits paid	(885)	(955)

Fair value of plan assets at end of year	$5,278	$4,210

Funded status:
Funded status of the plan (underfunded)	$(177)	$(1,300)
Unrecognized net actuarial (gain) losses	1,144	2,038

Net amount recognized	$967	$738

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(177)	$(1,300)
Accumulated other comprehensive loss	1,144	2,038

Net amount recognized	$967	$738

The weighted-average asset allocations of the Company’s defined benefit plan at March 31, 2006 and April 1, 2005 by asset category, are as follows:

	Fiscal year ended
	March 31, 2006	April 1, 2005
Plan Assets:
Equity securities	95%	90%
Debt securities	4%	5%
Other	1%	5%

Total	100%	100%

The above asset allocations are in line with the Company’s target asset allocation ranges, which are as follows: equity securities 70% to 90%, debt securities 0% to 20% and other securities of 0% to 10%. At March 31, 2006 and April 1, 2005, the plan held 31,200 shares of common stock of the Company with a market value of $1,317,000 and $721,000, respectively.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of benefit payments expected to be paid during the fiscal year ending in:

Defined Benefit Plan
(In thousands)
2007	$375
2008	308
2009	302
2010	347
2011	318
2012 – 2016	1,673

The Company’s contribution for Company-sponsored retirement plans was as follows:

	Fiscal Year Ended
	March 31, 2006	April 1, 2005	March 26, 2004
401(k) Plan	$1,523	$1,505	$1,411
Defined Benefit Plan	872	1,068	581

Total	$2,395	$2,573	$1,992

In accordance with the provisions of SFAS No. 87, “Employers Accounting for Pensions,” at March 31, 2006 the Company recorded a minimum pension liability representing the excess of the accumulated benefit obligation over the fair value of the plan assets. The balance of the liability of $1,144,000 was reported in accumulated comprehensive income (loss), net of applicable deferred income taxes of $699,000.

In determining the actuarial present value of projected benefit obligations at March 31, 2006 and April 1, 2005, a discount rate of 5.75% and 5.50%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended March 31, 2006 and April 1, 2005. The Company does not expect to make any contribution to the defined benefit plan during fiscal year 2007.

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

In 1996, the Board of Directors of the Company adopted a Stock Incentive Plan (the 1996 Plan). There were 2,700,000 shares of Common Stock reserved for issuance under the 1996 Plan, as amended. Effective August 3, 2005 (the Effective Date), the Company’s stockholders adopted the 2005 Omnibus Incentive Plan (the 2005 Plan) replacing the 1996 Plan. No further grants can be made under the 1996 Plan as of the Effective Date. On the Effective Date, there were options outstanding with respect to 681,284 shares of Common Stock under the 1996 Plan.

The 2005 Plan has a share authorization of 1,850,000 shares of Common Stock plus that number of shares subject to awards under the 1996 Plan as of the Effective Date to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of shares. Of the aggregate share authorization, no

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more than 740,000 shares may be issued pursuant to full value awards (awards other than stock options or stock appreciation rights) and no more than 300,000 shares may be issued to Non-employee Directors. Under the 2005 Plan, subject to certain annual share or dollar limitations, both incentive and nonqualified stock options, restricted stock, stock appreciation rights, performance shares, restricted and performance share units and cash-based awards may be granted.

Stock options expire 10 years from the date of grant and generally vest over a period of three or four years. The restrictions on the sale or transfer of grants of restricted stock also generally expire over a period of three to four years.

In July 2005, the Compensation Committee of the Board of Directors authorized the Chief Executive Officer to allocate grants of up to an aggregate of 54,300 shares of restricted stock and restricted stock units under the 2005 Plan to non-officer employees of the Company. Grants of an aggregate of 54,300 shares were made to 173 employees with the restriction on sale or transfer lapsing on July 1, 2008.

In July 2005, the Compensation Committee of the Board of Directors authorized the granting of 196,000 nonqualified options under the 2005 Plan to nine officers of the Company. These grants vest in equal annual installments over a three-year period.

On August 3, 2005, the Board of Directors approved the granting of 1,087 restricted shares to each of the directors, except for the Chief Executive Officer. The restrictions on sale or transfer lapse the day before the 2006 annual meeting of stockholders.

Stock Option Plan	Shares	Weighted Average Exercise Price
Outstanding at March 28, 2003	1,619,143	$12.02
Granted	145,000	17.68
Exercised	(650,825)	11.31
Expired/Cancelled	(55,000)	14.19

Outstanding at March 26, 2004	1,058,318	13.13
Granted	120,000	25.75
Exercised	(349,181)	10.81
Expired/Cancelled	(102,200)	14.00

Outstanding at April 1, 2005	726,937	16.20
Granted	196,000	25.23
Exercised	(339,881)	13.79
Expired/Cancelled	(67,800)	23.17

Outstanding at March 31, 2006	515,256	$20.15

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tabulation summarizes certain information concerning outstanding and exercisable options at March 31, 2006, April 1, 2005 and March 26, 2004.

	Price Range
	$5.53-$9.00	$10.00-$20.00	$20.375-$20.60
Outstanding options as of March 26, 2004:
Number outstanding	289,000	761,218	8,100
Weighted average exercise price	$5.93	$15.78	$20.38
Weighted average remaining contractual life in years	6.1	6.9	3.8
Exercisable options:
Number exercisable	114,875	318,880	8,100
Weighted average exercise price	$6.45	$14.71	$20.38
Outstanding options as of April 1, 2005:
Number outstanding	109,875	491,162	125,900
Weighted average exercise price	$5.67	$16.17	$25.49
Weighted average remaining contractual life in years	5.2	6.0	8.8
Exercisable options:
Number exercisable	109,875	250,228	5,900
Weighted average exercise price	$5.67	$15.70	$20.38
Outstanding options as of March 31, 2006:
Number outstanding	45,150	213,506	256,600
Weighted average exercise price	$5.53	$16.93	$25.40
Weighted average remaining contractual life in years	4.40	4.81	8.73
Exercisable options:
Number exercisable	45,150	144,756	21,850
Weighted average exercise price	$5.53	$16.25	$24.63

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

	March 31, 2006	April 1, 2005	March 26, 2004
	(In thousands, except per share amounts)
Pro forma:
Net income—as reported	$22,258	$14,260	$17,722
Stock-based compensation	418	216	64
Less: Fair value stock-based compensation	(937)	(604)	(553)

Net income—pro forma	$21,739	$13,872	$17,233

Net income per share—as reported:
Basic	$1.39	$.91	$1.18

Diluted	$1.38	$.90	$1.16

Net income per share—pro forma:
Basic	$1.36	$.89	$1.15

Diluted	$1.35	$.88	$1.13

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

	March 31, 2006	April 1, 2005	March 26, 2004
Risk free interest rate	4.46%	4.55%	4.76%
Expected life in years	4	4	4
Expected volatility	40.64%	39.52%	44.50%
Expected dividend yield	0.00%	0.00%	0.00%

11.	COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

Future minimum lease payments, under non-cancelable operating leases with initial terms of one year or more, are approximately as follows at March 31, 2006:

	Related Party Leases	Other	Total Operating Leases
	(in thousands)
2007	$572	$18,742	$19,314
2008	572	15,010	15,582
2009	512	10,934	11,446
2010	201	7,372	7,573
2011	63	5,055	5,118
Thereafter	—	11,650	11,650

Total minimum rental payments	$1,920	$68,763	$70,683

Total rent expense amounted to $22,773,000, $20,881,000 and $17,022,000 for fiscal 2006, 2005 and 2004, respectively, exclusive of the Company’s obligation for property taxes and insurance.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

12.	SUBSEQUENT EVENTS

Effective April 20, 2006, the Company entered into a 15-year lease commitment on a build-to-suit office complex comprising 52,000 square feet in Nashville, Tennessee. The aggregate base rent obligation for this complex totals $11,310,000 over the term and includes a purchase option for $9,200,000. Once completed, the Company’s principal executive offices will be located in this facility.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and April 1, 2005.

	Quarter Ended
	July 1	September 30	December 30	March 31
	(In thousands, except per share amounts)
2006:
Net sales	$144,781	$139,221	$164,387	$179,939
Gross profit	64,153	61,544	74,244	82,025
Net income	4,722	2,865	7,108	7,563
Per Common Share:

Net income per share:
Basic	$0.30	$0.18	$0.44	$0.47
Diluted	$0.30	$0.18	$0.44	$0.46

	Quarter Ended(1)
	July 2	October 1	December 31	April 1
	(In thousands, except per share amounts)
2005:
Net sales	$141,117	$127,408	$136,631	$152,549
Gross profit	61,205	55,010	59,812	66,886
Net income	3,510	2,392	4,012	4,346
Per Common Share:

Net income per share:
Basic	$0.23	$0.15	$0.26	$0.28
Diluted	$0.22	$0.15	$0.25	$0.27

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere.

(1)	Fiscal 2005 contained 53 weeks and fiscal 2006 contained 52 weeks. The additional week in fiscal 2005 was in the quarter ended July 2, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included the following report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company has assessed the effectiveness of its internal control over financial reporting as of March 31, 2006 based on criteria established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in the COSO Framework.

In October 2005, the Company acquired Veng USA LLC. Due to the timing of the acquisition, Veng USA LLC was not included in management’s 2006 assessment of and report on internal control over financial reporting.

The Company’s independent registered public accountants that audited the Company’s financial statements as of March 31, 2006 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Keystone Automotive Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Keystone Automotive Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Keystone Automotive Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Veng USA LLC, acquired in October 2005, which is included in the 2006 consolidated financial statements of Keystone Automotive Industries, Inc. and constituted 1.5% and 1.1% of total assets and net assets, respectively, as of March 31, 2006 and 2.6% and 6.4% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Keystone Automotive Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Veng USA LLC.

In our opinion, management’s assessment that Keystone Automotive Industries, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, Keystone Automotive Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keystone Automotive Industries, Inc. as of March 31, 2006 and April 1, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California	/s/ ERNST & YOUNG LLP
June 12, 2006

ITEM 9B.    OTHER INFORMATION.

The Company’s results of operations for the third quarter of fiscal 2006 were released publicly on January 26, 2006, but a Form 8-K with the release attached was not subsequently filed. The Company filed its Form 10-Q for that third quarter, containing the information set forth in the release, on February 8, 2006.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held August 9, 2006, which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2006. Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held August 9, 2006, which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2006. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held August 9, 2006, which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2006. Such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held August 9, 2006, which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2006. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held August 9, 2006, which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2006. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

See the Index to Item 8 above.

(a)(2)  Financial Statement Schedule:

See (d) below.

(a)(3)  Exhibits:

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1(1)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(2)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(3)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.1.3(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.3]*

3.2(1)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(5)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(3)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(6)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(1)	Form of stock certificate. [4.1]*

4.2(6)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.2.1(7)	First Amendment to Rights Agreement dated as of January 8, 2003.

10.9(8)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(9)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(10)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.12(11)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.13(11)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan

10.14(12)(A)	2005 Omnibus Incentive Plan

10.29(8)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.37(13)	Credit Agreement dated as of October 14, 2005 among Registrant, Wells Fargo Bank, National Association and J P Morgan Chase Bank, N.A.

10.37.1(14)	Amendment No. 1 to the Credit Agreement dated October 14, 2005.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association [10.29]*.

10.38.1(11)	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association

Exhibit No.	Description
10.38.2(16)	Second Amendment to Credit Agreement dated as of August 1, 2003 between Registrant and Wells Fargo Bank, National Association [10.38.2]*

10.38.3(17)	Third Amendment to Credit Agreement dated as of December 1, 2004 between Registrant and Wells Fargo Bank, National Association [10.38.3]*

10.39(18)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Currey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(18)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

10.41(16)(A)	Consulting Agreement between Charles J. Hogarty and Registrant dated September 1, 2003. [10.41(A)]*

10.42(19)	Form of Officer and Director indemnification agreement. [10.42]*

10.43(A)	Restricted Stock Agreement between Richard L. Keister and the Registrant.

10.44(14)(A)	Form of Nonqualified Stock Option Award Agreement.

14.1(20)	Code of Business Conduct and Ethics. [14.1]*

21.1	Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered Public Accountants.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(2)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(3)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(4)	Filed in a Form 8-K filed with the Securities and Exchange Commission on February 1, 2005.
(5)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(7)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.
(8)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(9)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).

(10)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.
(12)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. [10.44]*
(13)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005 [10.44]*.
(14)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 10, 2003.
(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.
(18)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(19)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.
(20)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 15, 2005.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

(b)  Exhibits:

See (a)(3) above.

(c)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Registrant’s financial statements or the related notes thereto.

KEYSTONE AUTOMOTIVE INDUSTRIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions		Deductions(1)	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year ended March 31, 2006
Allowance for uncollectible accounts	$1,270	$1,065	$—	$1,400	$935
Year ended April 1, 2005
Allowance for uncollectible accounts	$887	$962	$—	$579	$1,270
Year ended March 26, 2004
Allowance for uncollectible accounts	$1,291	$756	$—	$1,160	$887

(1)	Uncollectible accounts written-off, net of recoveries.

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year ended March 31, 2006
Allowance for slow-moving inventory	$5,000	$2,975	$—	$2,243	$5,732
Year ended April 1, 2005
Allowance for slow-moving inventory	$3,666	$3,749	$—	$2,415	$5,000
Year ended March 26, 2004
Allowance for slow-moving inventory	$4,460	$1,400	$—	$2,194	$3,666

	Balance at Beginning of Year	Additions		Deductions and Disbursements	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
Year ended March 31, 2006
Reserve for self-insurance	$4,654	$17,163	$—	$14,941	$6,876
Year ended April 1, 2005
Reserve for self-insurance	$3,547	$14,229	$—	$13,122	$4,654
Year ended March 26, 2004
Reserve for self-insurance	$3,326	$8,806	$—	$8,585	$3,547

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ RICHARD L. KEISTER
Richard L. Keister
President

Dated: June 13, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. KEISTER Richard L. Keister	President, Chief Executive Officer and Director	June 13, 2006

/s/ JEFFREY T. GRAY Jeffrey T. Gray	Vice President and Treasurer (Principal Financial and Accounting Officer)	June 13, 2006

/s/ RONALD G. FOSTER Ronald G. Foster	Director	June 13, 2006

/s/ JAMES ROBERT GERRITY James Robert Gerrity	Director	June 13, 2006

/s/ TIMOTHY C. MCQUAY Timothy C. McQuay	Director	June 13, 2006

/s/ JOHN R. MOORE John R. Moore	Director	June 13, 2006

/s/ STEPHEN A. RHODES Stephen A. Rhodes	Director	June 13, 2006

/s/ KEITH M. THOMPSON Keith M. Thompson	Director	June 13, 2006