Form 10-Q
period 2006-06-30
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2006-08-09
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer, a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer   ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, at August 4, 2006 was 16,246,546 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	March 31, 2006
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$5,394	$4,733
Accounts receivable, net of allowance of $854 at June 2006 and $935 at March 2006	55,490	56,774
Inventories, primarily finished goods	126,032	128,458
Other current assets	15,105	17,137

Total current assets	202,021	207,102
Plant, property and equipment, net	33,972	33,713
Goodwill	39,446	39,369
Other intangibles, net of accumulated amortization of $1,655 at June 2006 and $1,544 at March 2006	1,291	1,402
Other assets	7,344	7,104

Total assets	$284,074	$288,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$167	$9,544
Accounts payable	26,705	35,310
Accrued liabilities	24,913	19,519

Total current liabilities	51,785	64,373
Other long-term liabilities	1,362	1,373
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares 16,238 at June 2006 and 16,188 at March 2006	99,350	97,956
Restricted Stock	—	1,154
Additional paid-in capital	11,774	10,470
Retained earnings	119,458	113,359
Accumulated other comprehensive loss	345	8

Total shareholders’ equity	230,927	222,947

Total liabilities and shareholders’ equity	$284,074	$288,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended June 30, 2006	Thirteen Weeks Ended July 1, 2005
Net sales	$167,673	$144,781
Cost of sales	93,605	80,628

Gross profit	74,068	64,153
Operating expenses:
Selling and distribution	48,428	43,499
General and administrative	15,593	13,454

Operating income	10,047	7,200
Other income	330	680
Interest expense	(186)	(81)

Income before income taxes	10,191	7,799
Income taxes	4,092	3,077

Net income	6,099	4,722

Per Common Share:
Net income per share:
Basic	$0.38	$0.30

Diluted	$0.37	$0.30

Weighted average common shares outstanding:
Basic	16,196	15,877

Diluted	16,407	15,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended June 30, 2006	Thirteen Weeks Ended July 1, 2005
Operating activities:
Net income	$6,099	$4,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,372	1,818
Provision for losses on uncollectible accounts	177	278
Provision for write-down of inventories	550	930
Stock-based compensation	558	102
Excess tax benefit from stock-based compensation	(392)	—
Gain on sale of assets, net	(36)	(28)
Changes in operating assets and liabilities:
Accounts receivable	1,107	694
Inventories	1,799	(7,166)
Other assets	2,165	171
Accounts payable	(8,605)	(2,035)
Accrued liabilities	5,739	2,787

Net cash provided by operating activities	11,533	2,273
Investing activities:
Proceeds from sale of assets	63	47
Acquisitions of certain distribution centers, net of cash received	—	(655)
Purchases of property, plant and equipment	(2,547)	(1,159)

Net cash used in investing activities	(2,484)	(1,767)
Financing activities:
Other debt, net	—	(15)
(Payment) borrowings under the bank credit facility, net	(9,377)	1,081
Excess tax benefit from stock-based compensation	392	—
Net proceeds on option exercises	597	255

Net cash (used in) provided by financing activities	(8,388)	1,321

Net increase in cash and cash equivalents	661	1,827
Cash and cash equivalents at beginning of period	4,733	4,054

Cash and cash equivalents at end of period	5,394	$5,881

Supplemental disclosures:
Interest paid during the period	$186	$68

Income taxes paid during the period	$695	$304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2006

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 13-week period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending March 30, 2007. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 2006, included in the Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 14, 2006.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 52-week year, ends on the last Friday in March.

3.	Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4.	New Accounting Standards

In April 2005, the United States Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC’s rule, SFAS No. 123R became effective for the Company for annual, rather than interim, periods that began after June 15, 2005. The Company began applying this Statement in accordance with the modified-prospective transition method of SFAS No. 123R. The implementation of this standard is further discussed in Note 6, Stock Compensation Plans.

Also, in November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS-123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

5.	Acquisitions

In October 2005, the Company acquired substantially all of the assets of Veng USA LLC, a distributor of aftermarket collision replacement parts in the Northeast. Veng USA LLC had locations in Seekonk and Woburn, Massachusetts; Manchester and Milford, Connecticut; Manchester, New Hampshire and Auburn, Maine. The total purchase price of Veng USA LLC was approximately $36.5 million in cash, net of cash received. This acquisition was accounted for under the purchase method of accounting and accordingly the assets acquired and liabilities assumed were recorded at their estimated fair value as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired resulted in goodwill of approximately $27.5 million.

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period.

Thirteen Weeks Ended July 1, 2005
Net sales	$153,735
Net income	5,024
Earnings per diluted share	$0.31

In addition, in June of 2005, the Company acquired certain assets of S&E Auto Panels, LLC, a distributor of aftermarket collision replacement parts in Dexter, Missouri. The unaudited proforma results for the first quarter of fiscal 2006, assuming this acquisition had been made at the beginning of fiscal year 2006, would not be materially different from the results reported.

6.	Stock Compensation Plans

The Company adopted its 2005 Omnibus Incentive Plan (the “2005 Plan”) in August 2005, pursuant to which awards of nonqualified stock options, service-based shares and performance-based shares have been made. The 2005 Plan replaced the Company’s 1996 Employee Stock Incentive Plan (the “1996 Plan”). The 2005 Plan as adopted authorized the issuance of up to 1,850,000 shares and, as of June 30, 2006, approximately 1.3 million shares remained available for grant under the 2005 Plan plus shares awarded under the 1996 Plan to the extent outstanding awards are forfeited, expire or otherwise terminate without the issuance of shares. Of the share authorization under the 2005 Plan, an aggregate of 740,000 full-value shares may be awarded and at June 30, 2006, 523,945 shares remain available for grant as full-value awards (service-based and performance-based shares).

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. Accordingly, the Company recorded no compensation cost in its statements of operations prior to fiscal 2007 for its fixed price stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date.

On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective transition method of implementation. Under this transition method, stock-based compensation expense for the thirteen weeks ended June 30, 2006 included compensation expense for all stock-based awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all stock-based awards granted prior to but unvested as of April 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total stock-based compensation expense included in general and administrative expenses in the Company’s statement of operations for the thirteen weeks ended June 30, 2006 was $0.3 million. The related income tax benefit was $0.1 million. The Company did not record any stock-based compensation expense related to stock options for the thirteen weeks ended July 1, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on April 1, 2006, the Company’s earnings before income tax expense and net earnings for the thirteen weeks ended June 30, 2006, were 0.3 million and $0.2 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share was approximately $0.01.

Prior to adoption of SFAS No. 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS No. 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the thirteen weeks ended June 30, 2006, the Company reported $0.4 million of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing stock-based compensation costs as prescribed by SFAS No. 123 for the thirteen weeks ending July 1, 2005.

Thirteen Weeks Ended July 1, 2005 (thousands, except per share amount)

Pro forma:
Net income – as reported	$4,722
Add: Stock-based compensation as reported in net income	62
Less: Fair value stock-based compensation	(148)

Net income – pro forma	$4,636
Net income per share – as reported:
Basic	$0.30
Diluted	$0.30
Net income per share – pro forma:
Basic	$0.29
Diluted	$0.29

The following table summarizes the fixed stock option transactions for the thirteen weeks ended June 30, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Fixed Price Stock Options:
Outstanding at April 1, 2006	515,256	$20.15
Granted	217,315	35.94
Exercised	(42,550)	17.17

Outstanding at June 30, 2006	690,021	$25.30	7.62	$11,673

Exercisable at June 30, 2006	239,206	$16.19	4.52	$6,227

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $42.22 as of the last trading day of the period ended June 30, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the thirteen weeks ended June 30, 2006 and July 1, 2005 was $0.9 million and $0.5 million, respectively. As of June 30, 2006, there was $4.9 million of unrecognized compensation expense related to non-vested fixed price stock options that is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of stock options granted during the thirteen weeks ending June 30, 2006 was $16.21 per share and no options were granted for the thirteen weeks ending July 1, 2005. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Thirteen Weeks Ended June 30, 2006
Black-Scholes Option Valuation Assumptions
Risk free interest rate (1)	5.03%
Expected life in years (2)	5.25
Expected volatility (3)	41.59%
Expected dividend yield	0%

(1)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(2)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.

The Company’s service-based share awards have a vesting period of one to four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s statement of operations, relating to these stock grants was $0.2 million and $0.1 million for the thirteen weeks ended June 30, 2006 and July 1, 2005, respectively.

The following table summarizes the service-based stock transactions for the thirteen weeks ended June 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares of Service-Based Stock:
Outstanding at April 1, 2006	81,022	$27.63
Granted	57,115	38.54
Vested	(7,500)	27.46
Forfeited	(1,900)	27.70

Outstanding at June 30, 2006	128,737	$32.47

The Company’s performance-based share awards entitle participants to acquire shares of Common Stock upon the attainment of specific performance goals over a fixed performance period. Compensation expense, representing the fair market value of the shares at the date of the grant, net of assumptions regarding future forfeitures and the likelihood that the performance targets will be attained, is charged to earnings over the performance period. Compensation expense of less than $0.1 million was recognized for the thirteen weeks ended June 30, 2006 and was included in general and administrative expenses in the Company’s statement of operations for that period. No awards of performance-based shares had been made prior to the quarter ended June 30, 2006.

The following table summarizes the performance-based share transactions for the thirteen weeks ended June 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares of Performance-Based Stock:
Outstanding at April 1, 2006	—	—
Granted (1)	108,840	$35.94
Earned	—	—

Outstanding at June 30, 2006	108,840	$35.94

(1)	Under the grant, from zero to 108,840 shares may be earned, with the target performance resulting in the issuance of 54,420 shares. For compensation expense purposes, the Company assumed that the target performance would be met with no forfeitures.

As of June 30, 2006, there was $5.1 million of unrecognized compensation expense related to service-based and performance-based shares that is expected to be recognized over a weighted-average period of approximately 3.1 years.

7.	Sales By Product

	Thirteen Weeks Ended June 30, 2006	Thirteen Weeks Ended July 1, 2005
	(in millions)
Automotive body parts	$87.1	$72.5
Bumpers	49.5	43.3
Paint and related materials	16.0	15.7
Wheels and related products	14.2	12.3
Other	0.9	1.0

Net Sales	$167.7	$144.8

8.	Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) to provide pension benefits to all non-union employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen(1) Weeks Ended June 30, 2006	Thirteen(1) Weeks Ended July 1, 2005
	(in thousands)
Service cost	$33	$30
Interest cost	75	74
Expected return on plan assets	(100)	(94)
Recognized net actuarial (gains) or losses	36	56
Prior service cost recognized	—	175

	$44	$241

(1)	The total amount expensed for the quarters ended June 30, 2006 and July 1, 2005 was $44,000 and $241,000, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the cautionary statement set forth herein and in the Company’s Form 10-K for the year ended March 31, 2006, on file with the Securities and Exchange Commission.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in the Form 10-Q, as well as the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook and business trends.

Critical Accounting Policies

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information. Actual results could differ materially from those estimates.

During the first quarter of fiscal 2007, the Company consistently applied the critical accounting policies discussed in its annual report on Form 10-K for the year ended March 31, 2006. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K. In addition to these critical accounting policies, the Company has added “Share-Based Payments” as a critical accounting policy upon the adoption of SFAS No. 123R as of April 1, 2006.

Share-Based Payment

The Company accounts for our stock-based compensation plans as prescribed by the air value provisions of SFAS No. 123R and uses the Black-Scholes option-pricing model to determine the fair value of its stock options. This model requires the input of certain assumptions, including the expected life of stock options, expected stock price volatility and the estimate of stock option forfeitures. If actual results are different from these assumptions, the stock-based compensation expense reported in the Company’s financial statements may not be representative of the actual economic cost of the stock-based compensation. In addition, significant changes in these assumptions could materially impact the Company’s stock-based compensation expense on future awards.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended June 30, 2006	Thirteen Weeks Ended July 1, 2005
Net sales	100.0%	100.0%
Cost of sales	55.8	55.7

Gross profit	44.2	44.3
Selling and distribution expenses	28.9	30.0
General and administrative expenses	9.3	9.3
Other income	0.2	0.5
Interest expense	(0.1)	(0.1)

Income before income taxes	6.1	5.4
Income taxes	2.5	2.1

Net income	3.6%	3.3%

Thirteen weeks ended June 30, 2006 compared to thirteen weeks ended July 1, 2005

Net sales were $167.7 million for the 13-week quarter ended June 30, 2006 (the “2006 Quarter”) compared to $144.8 million for the 13-week quarter ended July 1, 2005 (the “2005 Quarter”), an increase of $22.9 million or 15.8%. During the 2006 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts), increased by $14.6 million (an increase of 20.1%), sales of new and recycled bumpers increased by $6.2 million (an increase of 14.3%), sales of wheels and related materials increased by $1.9 million or 15.5% and sales of paint and related materials increased by $0.3 million (an increase of 1.9%).

Same store sales increased 10.8% during the 2006 Quarter, primarily as a result of the insurance companies continuing to increase the specification of aftermarket parts in the repair of insured vehicles, improvements in the Company’s in-stock positions and price increases instituted in the third quarter of fiscal 2006.

Gross profit increased in the 2006 Quarter to $74.1 million (44.2% of net sales) from $64.2 million (44.3% of net sales) in the 2005 Quarter, an increase of 15.4%. Gross profit as a percentage of net sales decreased to 44.2% in the 2006 Quarter from 44.3% in the 2005 Quarter, due primarily to cross-dock expenses of approximately $1.3 million. The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution costs, which have been replaced with logistical expenses reflected in cost of sales. These expenses were partially offset by a more favorable product mix, price adjustments made during the third quarter of fiscal 2006 and lower inventory control costs. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $48.4 million (28.9% of net sales) in the 2006 Quarter from $43.5 million (30.0% of net sales) in the 2005 Quarter, an increase of 11.3%. The decrease in these expenses as a percentage of net sales was due in part to the elimination of certain costs as a result of the implementation of cross-docks, partially offset by higher fuel costs.

General and administrative expenses increased to $15.6 million (9.3% of net sales) in the 2006 Quarter from $13.5 million (9.3% of net sales) in the 2005 Quarter, an increase of 15.9%. As a percentage of sales, these expenses were flat compared to the 2005 Quarter, although the 2006 Quarter was impacted by the adoption of SFAS No. 123R, “Shared Based Payment,” by $0.3 million.

Other income decreased $0.3 million for the 2006 Quarter, primarily due to the shift in reporting vendor discounts to Cost of sales. Other income for the 2006 Quarter was made up of a number of components, but primarily finance fees from past-due customer accounts.

Interest expense increased during the 2006 Quarter, reflecting the higher credit facility balance, primarily due to funding a portion of the purchase of Veng USA LLC.

As a result of the above factors, the Company experienced an increase in net income in the 2006 Quarter to $6.1 million, as compared to net income of $4.7 million in the 2005 Quarter.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, for the development and implementation of an enterprise-wide management information system and for working capital to finance increased sales levels. At June 30, 2006, working capital was $150.2 million compared to $142.7 million at March 31, 2006. The Company has financed its working capital requirements primarily from cash flow from operations.

During the three months ended June 30, 2006, the Company’s cash and cash equivalents increased by $0.7 million, while the Company reduced its borrowings under its bank credit facility by $9.4 million. This increase is the result of (i) an increase in cash provided by operating activities of $11.5 million, offset by (ii) a increase in cash used in financing activities of $8.4 million and cash used in investing activities of $2.5 million (primarily as a result of cash used to purchase property and equipment). The increase in cash used in financing activities resulted primarily from payments under the Company’s credit facility partially offset by cash proceeds from the exercise of stock options. The increase in cash provided by operating activities resulted primarily from the elimination of $3.2 million of non-cash expenses from the reported net income of $6.1 million. The most significant non-cash expenses were depreciation and amortization and the provision for a write-down of inventories.

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At June 30, 2006, $0.2 million had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at June 30, 2006. The Company has outstanding lines of credit in the aggregate amount of $13.1 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Item 1A – Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2006 and under “Part II, Item 1A – Risk Factors” below. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit agreement. These ratios include items related to the amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity may not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $39.4 million at June 30, 2006, or approximately 13.9% of total assets or 17.1% of consolidated shareholders’ equity. Goodwill amounted to $39.4 million at March 31, 2006, or approximately 13.6% of total assets or 17.7% of consolidated shareholders’ equity.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of June 30, 2006, other intangible assets amounted to $1.3 million. For each of the quarters ended June 30, 2006 and July 1, 2005, amortization of other intangible assets was approximately $0.1 million.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleges that the Company is distributing replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringes on General Motors’ federal, state and common law trademarks. The suit claims this violates the Lanham Act and constitutes unfair competition under Michigan law. Recent General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for Summary Judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motor’s complaint. On May 24, 2005, General Motors filed a Notice of Appeal. On June 30, 2006, the Federal Court of Appeals for the Sixth Circuit affirmed the District Court’s finding that the Company’s replacement grilles did not cause customer confusion as to the source of the grilles and that there was no “point of sale” infringement. The Court of Appeals referred back to the District Court the narrow question as to whether portions of the emblem placeholder visible around or under an installed emblem might cause confusion among “downstream observers.” No date for further proceedings has been set.

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006. On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denies, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denies each and every allegation of infringement. The Company further asserts several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. The Administrative Law Judge (“ALJ”) recently struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse. This interlocutory ruling will eventually be reviewed by the USITC Commissioners following the ALJ’s ruling on the overall investigation. The ALJ’s ruling does not impact the Company’s other affirmative defenses. Additionally, the ALJ has recently granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ is scheduled for August 2006. The deadline for the ALJ’s ruling is December 4, 2006. The deadline for a determination by the USITC is March 5, 2007. The Company will continue to vigorously defend this action. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, the sale of aftermarket replacement parts will increase substantially. If the USITC were to uphold each of the remaining 10 design patents in question, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse ruling, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/S/ Jeffrey T. Gray
Jeffrey T. Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 8, 2006