Form 10-Q
period 2006-09-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2006-11-08
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 29, 2006

or

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, at November 6, 2006 was 16,323,985 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 29, 2006 (unaudited) and March 31, 2006	3

	Condensed Consolidated Statements of Income for the thirteen weeks (unaudited) and the twenty-six weeks (unaudited) ended September 29, 2006 and the thirteen weeks (unaudited) and twenty-six weeks (unaudited) ended September 30, 2005	4

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks (unaudited) ended September 29, 2006 and the twenty-six weeks (unaudited) ended September 30, 2005	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 29, 2006	March 31, 2006
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$6,020	$4,733
Accounts receivable, net of allowance of $944 at September 2006 and $935 at March 2006	52,531	56,774
Inventories, primarily finished goods	128,102	128,458
Other current assets	16,701	17,137

	203,354	207,102
Plant, property and equipment, net	35,861	33,713
Goodwill	39,446	39,369
Other intangibles, net of accumulated amortization of $1,757 at September 2006 and $1,544 at March 2006	1,189	1,402
Other assets	7,581	7,107

Total assets	$287,431	$288,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$—	$9,544
Accounts payable	29,657	35,310
Accrued liabilities	19,799	19,519

	49,456	64,373
Other long-term liabilities	1,414	1,373
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares 16,291 at September 2006 and 16,269 at March 2006	100,524	97,956
Restricted stock	—	1,154
Additional paid-in capital	12,800	10,470
Retained earnings	122,862	113,359
Accumulated other comprehensive income	375	8

	236,561	222,947

	$287,431	$288,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended September 29, 2006	Thirteen Weeks Ended September 30, 2005	Twenty-six Weeks Ended September 29, 2006	Twenty-six Weeks Ended September 30, 2005
Net sales	$160,833	$139,221	$328,506	$284,002
Cost of sales	90,707	77,677	184,312	158,305

Gross profit	70,126	61,544	144,194	125,697
Operating expenses:
Selling and distribution	47,825	44,098	96,253	87,597
General and administrative	16,860	13,382	32,453	26,836

Operating income	5,441	4,064	15,488	11,264
Other income	355	701	685	1,381
Interest expense	(60)	(51)	(246)	(132)

Income before income taxes	5,736	4,714	15,927	12,513
Income taxes	2,332	1,849	6,424	4,926

Net income	$3,404	$2,865	$9,503	$7,587

Per Common Share:
Net income per share:
Basic	$0.21	$0.18	$0.59	$0.48

Diluted	$0.21	$0.18	$0.58	$0.47

Weighted average common shares outstanding:
Basic	16,256	15,984	16,226	15,931

Diluted	16,437	16,151	16,419	16,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended September 29, 2006	Twenty-six Weeks Ended September 30, 2005
Operating activities:
Net income	$9,503	$7,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,802	3,814
Provision for losses on uncollectible accounts	443	746
Provision for write-down of inventories	750	880
Stock-based compensation	1,411	321
Excess tax benefit from stock-based compensation	(743)	—
Gain on sale of assets	(84)	(48)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	3,800	3,469
Inventories	(471)	(7,551)
Other assets	(38)	(3,126)
Accounts payable and accrued liabilities	(4,223)	(1,739)

Net cash provided by operating activities	15,150	4,353
Investing activities:
Proceeds from sale of assets	132	80
Purchases of property, plant and equipment	(6,785)	(2,151)
Acquisitions of certain service centers, net of cash received	—	(655)

Net cash used in investing activities	(6,653)	(2,726)
Financing activities:
(Payments) borrowings on credit facility	(9,544)	370
Other debt, net	—	(66)
Excess tax benefit from stock-based compensation	743	—
Net proceeds on option exercise	1,591	648

Net cash (used in) provided by financing activities	(7,210)	952

Net increase in cash and cash equivalents	1,287	2,579
Cash and cash equivalents at beginning of period	4,733	4,054

Cash and cash equivalents at end of period	$6,020	$6,633

Supplemental disclosures
Interest paid during the period	$270	$125

Income taxes paid during the period	$8,881	$4,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 29, 2006

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 26-week period ended September 29, 2006 are not necessarily indicative of the results that may be expected for the full year ending March 30, 2007. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 2006, included in Keystone Automotive Industries, Inc.’s (the “Company”) report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2006.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 52-week year, ends on March 30, 2007.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return and requires that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, transition and disclosure. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of beginning retained earnings in the period of adoption. FIN 48 will be effective for the Company’s fiscal year beginning March 31, 2007. The Company is currently assessing the impact of FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will assess the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize on a prospective basis the funded status of their defined benefit pension and postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur as a component of other comprehensive income, net of tax. As required, the Company will adopt SFAS 158 on March 30, 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. SAB 108 will be effective in the Company’s annual financial statements for its fiscal year ending March 30, 2007. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

5.	Acquisitions

No acquisitions were completed in the twenty-six weeks ended September 29, 2006.

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

	Thirteen Weeks Ended September 30, 2005 (in Thousands)	Twenty-six Weeks Ended September 30, 2005 (in Thousands)
Net sales	$147,745	$301,480
Net income	3,281	8,305
Earnings per diluted share	$0.20	$0.52

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

The Company adopted its 2005 Omnibus Incentive Plan (the “2005 Plan”) in August 2005, pursuant to which awards of nonqualified stock options, service-based shares and performance-based shares have been made. The 2005 Plan replaced the Company’s 1996 Employee Stock Incentive Plan (the “1996 Plan”). The 2005 Plan as adopted authorized the issuance of up to 1.9 million shares and, as of September 29, 2006, approximately 1.3 million shares remained available for grant under the 2005 Plan plus shares awarded under the 1996 Plan to the extent outstanding awards are forfeited, expire or otherwise terminate without the issuance of shares. Of the share authorization under the 2005 Plan, an aggregate of 740,000 full-value shares may be awarded and at September 29, 2006, 522,540 shares remain available for grant as full-value awards (service-based and performance-based shares).

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

On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective transition method of implementation. Under this transition method, stock-based compensation expense for the thirteen and twenty-six weeks ended September 29, 2006 included compensation expense for all stock-based awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all stock-based awards granted prior to but unvested as of April 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total stock option compensation expense included in general and administrative expenses in the Company’s statement of operations for the thirteen and twenty-six weeks ended September 29, 2006 was $0.4 million and $0.7 million, respectively. The related income tax benefit was $0.1 million and $0.3 million, respectively. The Company did not record any stock option compensation expense for the thirteen and twenty-six weeks ended September 29, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on April 1, 2006, the Company’s earnings before income tax expense and net earnings for the thirteen weeks ended September 29, 2006 was $0.4 million and $0.2 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The Company’s earnings before income tax expense and net earnings for the twenty-six weeks ended September 29, 2006 was $0.7 million and $0.4 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share for the thirteen and twenty-six weeks ended September 29, 2006 was approximately $0.01 and $0.02, respectively.

Prior to adoption of SFAS No. 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS No. 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the twenty-six weeks ended September 29, 2006, the Company reported $0.7 million of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing stock-based compensation costs as prescribed by SFAS No. 123 for the thirteen and twenty-six weeks ending September 30, 2005.

	Thirteen Weeks Ended September 30, 2005	Twenty-six Weeks Ended September 30, 2005
	(thousands, except per share amount)
Pro forma:
Net income – as reported	$2,865	$7,587
Add: Stock-based compensation as reported in net income	133	194
Less: Fair value stock-based compensation	(303)	(450)

Net income – pro forma	$2,695	$7,331
Net income per share – as reported:
Basic	$0.18	$0.48
Diluted	$0.18	$0.47
Net income per share – pro forma:
Basic	$0.17	$0.46
Diluted	$0.17	$0.46

The following table summarizes the fixed stock option transactions for the twenty-six weeks ended September 29, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Fixed Price Options
Outstanding at beginning of year	515,256	$20.15
Granted	217,315	35.94
Exercised	(88,750)	17.93
Forfeited	—	—

Outstanding at September 29, 2006	643,821	$25.78	7.46	$7,879

Exercisable at September 29, 2006	250,007	$17.80	4.95	$5,055

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $38.02 as of the last trading day of the period ended September 29, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the twenty-six weeks ended September 29, 2006 and September 30, 2005 was $1.8 million and $1.2 million, respectively. As of September 29, 2006, there was $4.0 million of unrecognized compensation expense related to non-vested fixed price stock options that is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of stock options granted during the twenty-six weeks ending September 29, 2006 and September 30, 2005 was $16.21 per share and $8.84 per share, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 29, 2006	September 30, 2005
Black-Scholes Option Valuation Assumptions
Risk free interest rate (1)	5.03%	4.35%
Expected life in years (2)	5.25	4.00
Expected volatility (3)	41.59%	40.30%
Expected dividend yield	0%	0%

(1)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.

(2)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.

(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.

The Company’s full value service-based share awards have a vesting period of one to four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s statement of operations, relating to these stock grants was $0.7 million and $0.3 million for the twenty-six weeks ended September 29, 2006 and September 30, 2005, respectively.

The following table summarizes the full value service-based stock transactions for the twenty-six weeks ended September 29, 2006:

	Number of Shares	Weighted -Average Grant Date Fair Value
Shares of Service-Based Stock:
Outstanding at April 1, 2006	81,022	$27.63
Granted	63,493	37.09
Vested	(14,022)	27.53
Forfeited	(2,645)	28.46

Outstanding at September 29, 2006	127,848	$33.74

The Company’s performance-based share awards entitle participants to acquire shares of Common Stock upon the attainment of specific performance goals over a fixed performance period. Compensation expense, representing the fair market value of the shares at the date of the grant, net of assumptions regarding future forfeitures and the likelihood that the performance targets will be attained, is charged to earnings over the performance period. Compensation expense of $0.2 million and $0.3 million was recognized for the thirteen and twenty-six weeks ended September 29, 2006 and was included in general and administrative expenses in the Company’s statement of operations for those periods.

The following table summarizes the performance-based share transactions for the twenty-six weeks ended September 29, 2006:

	Number of Shares	Weighted -Average Grant Date Fair Value
Shares of Performance-Based Stock:
Outstanding at April 1, 2006	—	—
Granted (1)	108,840	$35.94
Earned	—	—

Outstanding at September 29, 2006	108,840	$35.94

(1)	Under the grant, from zero to 108,840 shares may be earned, with the target performance resulting in the issuance of 54,420 shares. For compensation expense purposes, the Company assumed that the target performance would be met with no forfeitures.

As of September 29, 2006, there was $4.9 million of unrecognized compensation expense related to service-based and performance-based shares that is expected to be recognized over a weighted-average period of approximately 2.8 years.

7.	Sales By Product

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(in millions)		(in millions)
Automotive body parts	$83.0	$69.2	$170.1	$141.7
Bumpers	48.1	42.0	97.6	85.3
Paint and related materials	15.7	15.1	31.7	30.8
Wheels and related products	13.3	12.1	27.6	24.4
Other	.7	.8	1.5	1.8

Net sales	$160.8	$139.2	$328.5	$284.0

8.	Employee Benefit Plans

The Company has suspended its defined benefit pension plan (the “Plan”) which was adopted to provide pension benefits to certain employees. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation. Effective in April 1997, the Company suspended the accrual of future benefits.

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
	(in thousands)		(in thousands)
Service cost	$33	$30	$66	$60
Interest cost	75	72	150	146
Expected return on plan assets	(99)	(93)	(199)	(187)
Recognized net actuarial losses	36	54	72	110
Prior service cost recognized	—	132	—	307

	$45	$195	$89	$436

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the information set forth under “Item 1A. Risk Factors” set forth herein and in the Company’s Form 10-K for the year ended March 31, 2006, on file with the Securities and Exchange Commission.

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

There have been no significant changes in the Company’s critical accounting policies during the twenty-six weeks ended September 29, 2006. During the first two quarters of fiscal 2007, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended March 31, 2006. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K. In addition to these critical accounting policies, we have added “Share-Based Payments” as a critical accounting policy upon the adoption of SFAS No. 123R as of April 1, 2006.

Share-Based Payments

The Company accounts for our stock-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We use the Black-Scholes option-pricing model to determine the fair value of our stock options. This model requires the use of certain assumptions, including the expected life of stock options and expected stock price volatility. If actual results are different from these assumptions, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. In addition, significant changes in these assumptions could materially impact our stock-based compensation expense on future awards. Also, under SFAS No. 123R, the Company is required to record stock-based compensation expense net of estimated forfeitures. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended September 29, 2006	Thirteen Weeks Ended September 30, 2005	Twenty-six Weeks Ended September 29, 2006	Twenty-six Weeks Ended September 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4	55.8	56.1	55.7

Gross profit	43.6	44.2	43.9	44.3
Selling and distribution expenses	29.7	31.7	29.3	30.8
General and administrative expenses	10.5	9.6	9.9	9.5

Operating income	3.4	2.9	4.7	4.0
Other income	0.2	0.5	0.2	0.4
Interest expense, net	—	—	—	—

Income before income taxes	3.6	3.4	4.9	4.4
Income taxes	1.5	1.3	2.0	1.7

Net income	2.1%	2.1%	2.9%	2.7%

Thirteen weeks ended September 29, 2006 compared to thirteen weeks ended September 30, 2005

Net sales were $160.8 million for the quarter ended September 29, 2006 (the “2006 Quarter”) compared to $139.2 million for the quarter ended September 30, 2005 (the “2005 Quarter”), an increase of $21.6 million or 15.5%. Same store sales increased 10.8% during the 2006 Quarter, primarily as a result of the insurance companies continuing to increase the specification of aftermarket parts in the repair of insured vehicles, improvements in the Company’s in-stock positions and price increases instituted in the third quarter of fiscal 2006. The balance of the sales increase related to the Veng USA LLC acquisition, which was completed in October of last year and was included for all thirteen weeks of this quarter. Sales for the 2005 Quarter were negatively impacted by an estimated $0.6 million due to a series of hurricanes that struck Louisiana, Alabama, Mississippi and Florida, resulting in the temporary closure of certain locations.

During the 2006 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $13.8 million (an increase of 19.9%); sales of new and recycled bumpers increased by $6.1 million (an increase of 14.5%) sales of paint and related materials increased by $0.6 million (an increase of 4.0%) and sales of remanufactured wheels and related products increased by $1.2 million (an increase of 9.9%).

Gross profit increased in the 2006 Quarter to $70.1 million from $61.5 million in the 2005 Quarter, an increase of $8.6 million, or 13.9%. Gross profit as a percentage of net sales decreased to 43.6% in the 2006 Quarter from 44.2% in the 2005 Quarter, due primarily to expenses relating to a new system of internal inventory distribution, referred to as “cross-docks.” The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution expenses, and have been replaced with logistical expenses reflected in cost of sales of approximately $1.4 million for the 2006 quarter. Gross profit was also impacted by $0.3 million of costs associated with the startup of the Mexico bumper remanufacturing facility. These costs were partially offset by price adjustments made during the third quarter of fiscal 2006. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $47.8 million (29.7% of net sales) in the 2006 Quarter from $44.1 million (31.7% of net sales) in the 2005 Quarter, an increase of $3.7 million, or 8.5%. The decrease in these expenses as a percentage of net sales was due in part to leveraging the higher sales and the elimination of certain costs as a result of the implementation of cross-docks of approximately $0.9 million.

General and administrative expenses increased to $16.9 million (10.5% of net sales) in the 2006 Quarter compared to $13.4 million (9.6% of net sales) in the 2005 Quarter, an increase of 26.0%. The increase as a percentage of net sales was primarily due to higher legal fees of approximately $1.3 million primarily related to the Ford Global Technologies, LLC Matter (see Part II. Item 1. below) and stock-based compensation costs related to the adoption of SFAS No. 123R, “Shared Based Payments,” of approximately $0.4 million.

Other income decreased $0.3 million for the 2006 Quarter, primarily due to the shift in reporting vendor discounts to cost of sales. Other income for the 2006 Quarter was made up of a number of components, but primarily finance fees from past-due customer accounts.

Interest expense was flat for the 2006 Quarter compared to the 2005 Quarter.

As a result of the above factors, the Company experienced an increase in net income for the 2006 Quarter to $3.4 million, as compared to net income of $2.9 million in the 2005 Quarter.

Twenty-six weeks ended September 29, 2006 compared to twenty-six weeks ended September 30, 2005

Net sales were $328.5 million for the twenty-six weeks ended September 29, 2006 (the “2006 Six Months”) compared to $284.0 million for the twenty-six weeks ended September 30, 2005 (the “2005 Six Months”), an increase of $44.5 million or 15.7%. Same store sales increased 10.8% during the 2006 Six Months, primarily as a result of the insurance companies increasing the specification of aftermarket parts in the repair of insured vehicles, improvements in the Company’s in-stock positions and price increases instituted in the third quarter of fiscal 2006. The balance of the sales increase related to the Veng USA LLC acquisition, which was completed in October of last year and was included in all twenty-six weeks of this quarter. Sales for the 2005 Six Months were negatively impacted by an estimated $0.6 million due to a series of hurricanes that struck Louisiana, Alabama, Mississippi and Florida, resulting in the temporary closure of certain locations.

During the 2006 Six Months, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $28.4 million (an increase of 20.0%); sales of new and recycled bumpers increased by $12.3 million (an increase of 14.4%) sales of paint and related materials increased by $0.9 million (an increase of 2.9%) and sales of remanufactured wheels and related products increased by $3.2 million (an increase of 13.1%).

Gross profit increased in the 2006 Six Months to $144.2 million from $125.7 million in the 2005 Six Months, an increase of $18.5 million, or 14.7%. Gross profit as a percentage of net sales decreased to 43.9% in the 2006 Quarter from 44.3% in the 2005 Six Months, due primarily to expenses relating to a new system of internal inventory distribution, referred to as “cross-docks.” The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution expenses, and have been replaced with logistical expenses reflected in cost of sales of approximately $2.7 million in the 2006 Six Months. Gross profit was also impacted by $0.3 million of costs associated with the startup of the Mexico bumper remanufacturing facility. These costs were partially offset by a more favorable product mix, price adjustments made during the third quarter of fiscal 2006 and lower inventory control costs. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $96.3 million (29.3% of net sales) in the 2006 Six Months from $87.6 million (30.8% of net sales) in the 2005 Six Months, an increase of $8.7 million, or 9.9%. The decrease in these expenses as a percentage of net sales was due in part to leveraging the higher sales and the elimination of certain costs as a result of the implementation of cross-docks of approximately $1.7 million.

General and administrative expenses increased to $32.5 million (9.9% of net sales) in the 2006 Six Months compared to $26.8 million (9.5% of net sales) in the 2005 Six Months, an increase of 20.9%. The increase as a percentage of net sales was primarily due to higher legal fees of approximately $1.3 million primarily related to the Ford Global Technologies, LLC matter (see Part II. Item 1. below) and stock-based compensation costs related to the adoption of SFAS No. 123R, “Shared Based Payments,” of approximately $0.7 million.

Other income decreased $0.7 million for the 2006 Six Months, primarily due to the shift in reporting vendor discounts to cost of sales. Other income for the 2006 Six Months was made up of a number of components, but primarily finance fees from past-due customer accounts.

Interest expense was comparable for the 2006 Six Months compared to the 2005 Six Months.

As a result of the above factors, the Company experienced an increase in net income for the 2006 Six Months to $9.5 million, as compared to net income of $7.6 million in the 2005 Six Months.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, for the development and implementation of an enterprise-wide management information system and for working capital to finance increased sales levels. At September 29, 2006, working capital was $153.9 million compared to $142.7 million at March 31, 2006. The Company has financed its working capital requirements primarily from cash flow from operations.

During the twenty-six weeks ended September 29, 2006, the Company’s cash and cash equivalents increased by $1.3 million, while the Company reduced its borrowings under its bank credit facility by $9.5 million. The increase in cash and cash equivalents is the result of (i) an increase in cash provided by operating activities of $15.2 million, offset by (ii) a increase in cash used in financing activities of $7.2 million and cash used in investing activities of $6.7 million (primarily as a result of cash used to purchase property and equipment). The increase in cash used in financing activities resulted primarily from payments under the Company’s credit facility partially offset by cash proceeds and the excess tax benefit from stock-based compensation from the exercise of stock options. The increase in cash provided by operating activities resulted primarily from the elimination of $6.6 million of non-cash expenses from the reported net income of $9.5 million. The most significant non-cash expenses were depreciation and amortization, the provision for a write-down of inventories and stock-based compensation net of excess tax benefit.

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At September 29, 2006, no amount had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at September 29, 2006. The Company has outstanding lines of credit in the aggregate amount of $11.8 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, including possible acquisitions for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Item 1A – Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2006 and under “Part II, Item 1A – Risk Factors” below. Because most of the Company’s product sales are dependent upon the acceptance of aftermarket parts by insurance companies, adverse judgments, restrictive legislation and restrictions on certifications of aftermarket parties by CAPA due to intellectual property infringement claims, such as those described under “Item 1A. Risk Factors,” could reduce sales and negatively impact cash flows from operations. A number of major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit agreement. These ratios include items related to the amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity may not be available under the credit facility.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $39.4 million at September 29, 2006, or approximately 13.7% of total assets or 16.7% of consolidated shareholders’ equity. Goodwill amounted to $39.4 million at March 31, 2006, or approximately 13.6% of total assets or 17.7% of consolidated shareholders’ equity.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of September 30, 2006, other intangible assets amounted to $1.2 million. For each of the six months ended September 29, 2006 and September 30, 2005, amortization of other intangible assets was approximately $0.2 million.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2006, the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleged that the Company distributed replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringed on General Motors’ federal, state and common law trademarks, violated the Lanham Act and constituted unfair competition under Michigan law. General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for summary judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motor’s complaint. On May 24, 2005, General Motors filed a Notice of Appeal. On June 30, 2006, the Federal Court of Appeals for the Sixth Circuit affirmed the District Court’s finding that the Company’s replacement grilles did not cause customer confusion as to the source of the grilles and that there was no “point of sale” infringement. The Court of Appeals referred back to the District Court the narrow question as to whether portions of the emblem placeholder visible around or under an installed emblem might cause confusion among “downstream observers.” On October 12, 2006, the Company moved for summary judgment to dismiss General Motor’s claims or in the alternate to dismiss General Motor’s claim for damages. The District Court has not set a hearing date. The District Court has set a January 9, 2007, trial date.

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006. On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denies, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denies each and every allegation of infringement. The Company further asserts several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. The Administrative Law Judge (“ALJ”) recently struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse. This interlocutory ruling will eventually be reviewed by the USITC Commissioners following the ALJ’s ruling on the overall investigation. The ALJ’s ruling does not impact the Company’s other affirmative defenses. Additionally, the ALJ has recently granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006. The deadline for the ALJ’s ruling is December 4, 2006. The deadline for a determination by the USITC is March 5, 2007. The Company will continue to vigorously defend this action. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, the sale of aftermarket replacement parts could increase substantially. If the USITC were to uphold each of the remaining 10 design patents in question, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse ruling, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry. See “Item 1A. Risk Factors” below for additional actions being taken by Ford.

Item 1A.	Risk Factors.

Other than the following, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

In October 2006, the Company received a letter from Ford Global Technologies, LLC (“Ford”) notifying the Company that it held rights to 169 patents on 23 models of Ford vehicles and that it had 133 pending patent applications on an additional 20 models. Based upon a preliminary assessment, management believes that of the issued patents identified in Ford’s letter, 30 design patents directed to four basic vehicle models, may relate to parts currently offered by the Company. The Company estimates that during fiscal 2007, sales of these parts are expected to account for less than 1.0% of total sales. Because the Company is not currently able to ascertain which of its parts may relate to the pending patent applications, whether or not patents will be issued and if issued, whether they will be valid or enforceable, it is not possible to project any future impact on Company sales. Of the Company’s products that may relate to the issued patents, 18 are certified by the Certified Automotive Parts Association (“CAPA”). CAPA recently informed certain aftermarket parts manufacturers that it is CAPA’s policy not to certify a part that is protected by a car company’s patent and requested the removal of certain parts from the CAPA certification program that are the subject of the International Trade Commission proceedings identified above.

The issued design patents identified in Ford’s letter also include 10 patents that are the subject of the pending proceeding before the International Trade Commission described above under “—Item 1. Legal Proceedings.”

Over time the actions being taken by Ford or similar actions by other car companies could be materially adverse to the Company’s business and financial results. The Company is looking into Ford’s issued patents as well as other actions it might take to protect its ability to offer consumers an alternative to car company collision replacement parts.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 9, 2006, the Company held its annual meeting of shareholders. All of the nominees for election as directors were elected. Following is a tabulation of the votes cast for each nominee:

	Votes Cast
Nominee	For	Withheld
Ronald G. Foster	14,454,632	457,851
James Robert Gerrity	14,854,020	58,463
Richard L. Keister	14,854,020	58,463
Timothy C. McQuay	14,854,840	59,643
John R. Moore	14,852,840	59,643
Stephen A. Rhodes	14,852,840	59,643
Keith M. Thompson	14,086,679	825,804

In addition, the shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007 with 14,492,361 shares voted in favor, 420,112 against and no shares abstained.

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

Date: November 8, 2006