Form 10-Q
period 2006-12-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2007-02-07
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 29, 2006

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, at February 5, 2007 was 16,331,885 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 29, 2006 (unaudited) and March 31, 2006	3

	Condensed Consolidated Statements of Income for the thirteen weeks (unaudited) and the thirty-nine weeks (unaudited) ended December 29, 2006 and the thirteen weeks (unaudited) and thirty-nine weeks (unaudited) ended December 30, 2005	4

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks (unaudited) ended December 29, 2006 and the thirty-nine weeks (unaudited) ended December 30, 2005	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 29, 2006	March 31, 2006
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$6,503	$4,733
Accounts receivable, net of allowance of $1,072 at December 2006 and $935 at March 2006	61,440	56,774
Inventories, primarily finished goods	135,661	128,458
Other current assets	13,789	17,137

	217,393	207,102
Plant, property and equipment, net	35,957	33,713
Goodwill	39,446	39,369
Other intangibles, net of accumulated amortization of $1,855 at December 2006 and $1,544 at March 2006	1,091	1,402
Other assets	8,186	7,107

Total assets	$302,073	$288,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$—	$9,544
Accounts payable	25,880	35,310
Accrued liabilities	27,380	19,519

	53,260	64,373
Other long-term liabilities	1,459	1,373
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000
None issued and outstanding	—	—
Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares 16,332 at December 2006 and 16,269 at March 2006	101,196	97,956
Restricted stock	—	1,154
Additional paid-in capital	13,786	10,470
Retained earnings	132,254	113,359
Accumulated other comprehensive income	118	8

	247,354	222,947

	$302,073	$288,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended December 29, 2006	Thirteen Weeks Ended December 30, 2005	Thirty-nine Weeks Ended December 29, 2006	Thirty-nine Weeks Ended December 30, 2005
Net sales	$185,263	$164,387	$513,769	$448,389
Cost of sales	101,419	90,143	285,731	248,448

Gross profit	83,844	74,244	228,038	199,941
Operating expenses:
Selling and distribution	50,680	47,897	146,933	135,494
General and administrative	18,116	14,840	50,569	41,676

Operating income	15,048	11,507	30,536	22,771
Other income	344	607	1,029	1,988
Interest expense	(35)	(334)	(281)	(466)

Income before income taxes	15,357	11,780	31,284	24,293
Income taxes	5,965	4,672	12,389	9,598

Net income	$9,392	$7,108	$18,895	$14,695

Per Common Share:
Net income per share:
Basic	$0.58	$0.44	$1.16	$0.92

Diluted	$0.57	$0.44	$1.15	$0.91

Weighted average common shares outstanding:
Basic	16,315	16,008	16,256	15,956

Diluted	16,488	16,183	16,441	16,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended December 29, 2006	Thirty-nine Weeks Ended December 30, 2005
Operating activities:
Net income	$18,895	$14,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,506	6,014
Provision for losses on uncollectible accounts	979	1,294
Provision for write-down of inventories	1,200	2,340
Stock based compensation	2,127	534
Excess tax benefit from stock based compensation	(887)	—
Gain on sale of assets	(72)	(25)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(5,644)	(7,662)
Inventories	(8,481)	(7,150)
Other assets	2,797	1,280
Accounts payable and accrued liabilities	(889)	10,347

Net cash provided by operating activities	17,531	21,667

Investing activities:
Proceeds from sale of assets	153	295
Purchases of property, plant and equipment	(9,520)	(5,344)
Acquisitions of certain service centers, net of cash received	—	(37,185)

Net cash used in investing activities	(9,367)	(42,234)

Financing activities:
(Payments) borrowings on credit facility	(9,544)	21,363
Other debt, net	—	(66)
Excess tax benefit from stock based compensation	887	—
Net proceeds on option exercise	2,263	815

Net cash (used in) provided by financing activities	(6,394)	22,112

Net increase in cash and cash equivalents	1,770	1,545

Cash and cash equivalents at beginning of period	4,733	4,054

Cash and cash equivalents at end of period	$6,503	$5,599

Supplemental disclosures
Interest paid during the period	$319	$444

Income taxes paid during the period	$11,704	$7,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 29, 2006

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation, with respect to the interim financial statements, have been included. The results of operations for the 39-week period ended December 29, 2006 are not necessarily indicative of the results that may be expected for the full year ending March 30, 2007. For further information, refer to the financial statements and footnotes thereto for the year ended March 31, 2006, included in Keystone Automotive Industries, Inc.’s (the “Company”) report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2006.

2. Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 52-week year, ends on March 30, 2007.

3. Income Taxes

The income tax provision for interim periods is based on an estimated effective annual income tax rate.

4. New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

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

5. Acquisitions

No acquisitions were completed in the thirty-nine weeks ended December 29, 2006.

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

	Thirteen Weeks Ended December 30, 2005 (in Thousands)	Thirty-nine Weeks Ended December 30, 2005 (in Thousands)
Net sales	$167,186	$468,666
Net income	$7,161	$15,466
Earnings per diluted share	$0.44	$0.94

In addition, in June of 2005, the Company acquired certain assets of S&E Auto Panels, LLC, a distributor of aftermarket collision replacement parts in Dexter, Missouri. The unaudited proforma results for fiscal 2006, assuming this acquisition had been made at the beginning of fiscal year 2006, would not be materially different from the results reported.

6. Stock Compensation Plans

The Company adopted its 2005 Omnibus Incentive Plan (the “2005 Plan”) in August 2005, pursuant to which awards of nonqualified stock options, service-based shares and performance-based shares have been made. The 2005 Plan replaced the Company’s 1996 Employee Stock Incentive Plan (the “1996 Plan”). The 2005 Plan as adopted authorized the issuance of up to 1,850,000 shares plus shares awarded under the 1996 Plan to the extent outstanding awards are forfeited, expire or otherwise terminate without the issuance of shares. As of December 29, 2006, approximately 1.3 million shares remained available for grant under the 2005 Plan. Of the share authorization under the 2005 Plan, an aggregate of 740,000 full-value shares may be awarded and at December 29, 2006, 518,784 shares remain available for grant as full-value awards (service-based and performance-based shares).

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

On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective transition method of implementation. Under this transition method, stock-based compensation expense for the thirteen and thirty-nine weeks ended December 29, 2006 included compensation expense for all stock-based awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all stock-based awards granted prior to but unvested as of April 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total stock option compensation expense included in general and administrative expenses in the Company’s statement of operations for the thirteen and thirty-nine weeks ended December 29, 2006 was $0.2 million and $0.9 million, respectively. The related income tax benefit was $0.1 million and $0.4 million, respectively. The Company did not record any stock option compensation expense for the thirteen and thirty-nine weeks ended December 30, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on April 1, 2006, the Company’s earnings before income tax expense and net earnings for the thirteen weeks ended December 29, 2006 was $0.2 million and $0.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The Company’s earnings before income tax expense and net earnings for the thirty-nine weeks ended December 29, 2006 was $0.9 million and $0.5 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share for the thirteen and thirty-nine weeks ended December 29, 2006 was approximately $0.01 and $0.02, respectively.

Prior to adoption of SFAS No. 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS No. 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the thirty-nine weeks ended December 29, 2006, the Company reported $0.9 million of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing stock-based compensation costs as prescribed by SFAS No. 123 for the thirteen and thirty-nine weeks ending December 30, 2005.

	Thirteen Weeks Ended December 30, 2005	Thirty-nine Weeks Ended December 30, 2005
	(in thousands, except per share amount)
Pro forma:
Net income – as reported	$7,108	$14,695
Add: Stock-based compensation as reported in net income	129	323
Less: Fair value stock-based compensation	(290)	(741)

Net income – pro forma	$6,947	$14,277
Net income per share – as reported:
Basic	$0.44	$0.92
Diluted	$0.44	$0.91
Net income per share – pro forma:
Basic	$0.43	$0.90
Diluted	$0.43	$0.89

The following table summarizes the fixed stock option transactions for the thirty-nine weeks ended December 29, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Fixed Price Options
Outstanding at beginning of year	515,256	$20.15
Granted	217,315	35.94
Exercised	(130,067)	18.37
Forfeited	(15,218)	28.90

Outstanding at December 29, 2006	587,286	$26.16	7.32	$5,013

Exercisable at December 29, 2006	208,690	$17.50	4.65	$3,441

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $33.99 as of the last trading day of the period ended December 29, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the thirty-nine weeks ended December 29, 2006 and December 30, 2005 was $2.5 million and $1.5 million, respectively. As of December 29, 2006, there was $3.9 million of unrecognized compensation expense related to non-vested fixed price stock options that is expected to be recognized over a weighted-average period of 2.5 years.

The fair value of stock options granted during the thirty-nine weeks ending December 29, 2006 and December 30, 2005 was $16.21 per share and $8.84 per share, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 29, 2006	December 30, 2005
Black-Scholes Option Valuation Assumptions
Risk free interest rate (1)	5.03%	4.35%
Expected life in years (2)	5.25	4.10
Expected volatility (3)	41.59%	40.26%
Expected dividend yield	0%	0%

(1)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(2)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.

The Company’s full value service-based share awards have a vesting period of one to four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s statement of operations, relating to these stock grants for the thirteen and thirty-nine weeks ended December 29, 2006 and December 30, 2005 was $0.2 million and $0.9 million and $0.2 million and $0.5 million, respectively.

The following table summarizes the full value service-based stock transactions for the thirty-nine weeks ended December 29, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares of Service-Based Stock:
Outstanding at April 1, 2006	81,022	$27.63
Granted	63,493	37.09
Vested	(14,022)	27.53
Forfeited	(5,303)	32.47

Outstanding at December 29, 2006	125,190	$33.72

The Company’s performance-based share awards entitle participants to acquire shares of Common Stock upon the attainment of specific performance goals over a fixed performance period. Compensation expense, representing the fair market value of the shares at the date of the grant, net of assumptions regarding future forfeitures and the likelihood that the performance targets will be attained, is charged to earnings over the performance period. Compensation expense of $0.1 million and $0.3 million was recognized for the thirteen and thirty-nine weeks ended December 29, 2006 and was included in general and administrative expenses in the Company’s statement of operations for those periods. There was no compensation expense incurred for the thirteen and thirty-nine weeks ended December 30, 2005.

The following table summarizes the performance-based share transactions for the thirty-nine weeks ended December 29, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares of Performance-Based Stock:
Outstanding at April 1, 2006	—	—
Granted (1)	108,840	$35.94
Forfeited	(4,174)	35.94
Earned	—	—

Outstanding at December 29, 2006	104,666	$35.94

(1)

Under the grant, from zero to 108,840 shares may be earned, with the target performance resulting in the issuance of 54,420 shares. For compensation expense purposes, the Company assumed that the target performance would be met with no forfeitures.

As of December 29, 2006, there was $4.4 million of unrecognized compensation expense related to service-based and performance-based shares that is expected to be recognized over a weighted-average period of approximately 2.7 years.

7. Sales By Product

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(in millions)		(in millions)
Automotive body parts	$102.2	$88.2	$272.3	$229.9
Bumpers	54.1	48.0	151.7	133.3
Paint and related materials	14.8	13.9	46.4	44.7
Wheels and related products	13.6	13.4	41.2	37.8
Other	.6	.9	2.2	2.7

Net sales	$185.3	$164.4	$513.8	$448.4

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

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(in thousands)		(in thousands)
Service cost	$22	$30	$88	$90
Interest cost	63	67	213	213
Expected return on plan assets	(95)	(80)	(294)	(267)
Recognized net actuarial losses	21	45	93	155
Prior service cost recognized	—	4	—	311

	$11	$66	$100	$502

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. The words “believes,” “expects,” “intends,” “plans,” “estimates,” projects,” “might,” “will,” “should,” “continues,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the information set forth under “Item 1A. Risk Factors” herein and in the Company’s Form 10-K for the year ended March 31, 2006, on file with the Securities and Exchange Commission.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook and business trends.

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

There have been no significant changes in the Company’s critical accounting policies during the thirty-nine weeks ended December 29, 2006. During the first three quarters of fiscal 2007, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended March 31, 2006. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K. In addition to these critical accounting policies, we have added “Share-Based Payments” as a critical accounting policy upon the adoption of SFAS No. 123R as of April 1, 2006.

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

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended December 29, 2006	Thirteen Weeks Ended December 30, 2005	Thirty-nine Weeks Ended December 29, 2006	Thirty-nine Weeks Ended December 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.7	54.8	55.6	55.4

Gross profit	45.3	45.2	44.4	44.6
Selling and distribution expenses	27.4	29.1	28.6	30.2
General and administrative expenses	9.8	9.0	9.9	9.3

Operating income	8.1	7.1	5.9	5.1
Other income	0.2	0.3	0.2	0.4
Interest expense, net	—	(0.2)	—	(0.1)

Income before income taxes	8.3	7.2	6.1	5.4
Income taxes	3.2	2.9	2.4	2.1

Net income	5.1%	4.3%	3.7%	3.3%

Thirteen weeks ended December 29, 2006 compared to thirteen weeks ended December 30, 2005

Net sales were $185.3 million for the quarter ended December 29, 2006 (the “2006 Quarter”) compared to $164.4 million for the quarter ended December 30, 2005 (the “2005 Quarter”), an increase of $20.9 million or 12.7%. Same store sales increased 11.4% during the 2006 Quarter, primarily as a result of increases in the specification of aftermarket parts in the repair of insured vehicles by insurance companies and improvements in the Company’s in-stock positions. The balance of the sales increase related to the Veng USA LLC acquisition, which was completed in October of last year and was included for all thirteen weeks of this quarter compared to nine weeks in the prior year.

During the 2006 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $14.0 million (an increase of 15.9%); sales of new and recycled bumpers increased by $6.1 million (an increase of 12.7%) sales of paint and related materials increased by $0.9 million (an increase of 6.5%) and sales of remanufactured wheels and related products increased by $0.2 million (an increase of 1.5%).

Gross profit increased in the 2006 Quarter to $83.8 million from $74.2 million in the 2005 Quarter, an increase of $9.6 million, or 12.9%. Gross profit as a percentage of net sales increased to 45.3% in the 2006 Quarter from 45.2% in the 2005 Quarter. The increase in gross profit as a percent of net sales is due to lower inventory control costs, primarily related to lower provisions for inventory write-down, and a slightly more favorable product mix partially offset by expenses relating to a new system of internal inventory distribution, referred to as “cross-docks.” The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution expenses, and have been replaced with logistical expenses reflected in cost of sales of approximately $1.6 million for the 2006 quarter. Gross profit was also impacted by approximately $0.3 million of costs associated with the startup of the Mexico bumper remanufacturing facility. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $50.7 million (27.4% of net sales) in the 2006 Quarter from $47.9 million (29.1% of net sales) in the 2005 Quarter, an increase of $2.3 million, or 4.8%. The decrease in these expenses as a percentage of net sales was due in part to leveraging the higher sales and the elimination of certain costs as a result of the implementation of cross-docks of approximately $1.3 million.

General and administrative expenses increased to $18.1 million (9.8% of net sales) in the 2006 Quarter compared to $14.8 million (9.0% of net sales) in the 2005 Quarter, an increase of 22.1%. The increase as a percentage of net sales was primarily due to higher incentives resulting from the strength of the 2006 Quarter of approximately $0.6 million, higher equity based compensation expenses related primarily to the adoption of SFAS No. 123R “Shared Based Payments” of approximately $0.5 million and higher promotional expenses of approximately $0.4 million.

Other income decreased $0.3 million for the 2006 Quarter, primarily due to the shift in reporting vendor discounts to cost of sales. Other income for the 2006 Quarter was made up of a number of components, but primarily finance fees from past-due customer accounts.

Interest expense decreased $0.3 million for the 2006 Quarter compared to the 2005 Quarter, reflecting lower borrowings under the bank credit facility.

As a result of the above factors, the Company experienced an increase in net income for the 2006 Quarter to $9.4 million, as compared to net income of $7.1 million in the 2005 Quarter.

Thirty-nine weeks ended December 29, 2006 compared to thirty-nine weeks ended December 30, 2005

Net sales were $513.8 million for the thirty-nine weeks ended December 29, 2006 (the “2006 Nine Months”) compared to $448.4 million for the thirty-nine weeks ended December 30, 2005 (the “2005 Nine Months”), an increase of $65.4 million or 14.6%. Same store sales increased 11.1% during the 2006 Nine Months, primarily as a result of increases in the specification of aftermarket parts in the repair of insured vehicles by insurance companies and improvements in the Company’s in-stock positions. The balance of the sales increase related to the Veng USA LLC acquisition, which was completed in October of last year and was included in all thirty-nine weeks of this year.

During the 2006 Nine Months, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $42.4 million (an increase of 18.4%); sales of new and recycled bumpers increased by $18.4 million (an increase of 13.8%) sales of paint and related materials increased by $1.7 million (an increase of 3.8%) and sales of remanufactured wheels and related products increased by $3.4 million (an increase of 9.0%).

Gross profit increased in the 2006 Nine Months to $228.0 million from $199.9 million in the 2005 Nine Months, an increase of $28.1 million, or 14.1%. Gross profit as a percentage of net sales decreased to 44.4% in the 2006 Nine Months from 44.6% in the 2005 Nine Months, due primarily to expenses relating to a new system of internal inventory distribution, referred to as “cross-docks.” The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution expenses, and have been replaced with logistical expenses reflected in cost of sales of approximately $4.3 million in the 2006 Nine Months. Gross profit was also impacted by $0.6 million of costs associated with the startup of the Mexico bumper remanufacturing facility. These costs were partially offset by lower inventory costs, primarily related to lower provisions for inventory write-down and a slightly more favorable product mix. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $146.9 million (28.6% of net sales) in the 2006 Nine Months from $135.5 million (30.2% of net sales) in the 2005 Nine Months, an increase of $11.4 million, or 8.4%. The decrease in these expenses as a percentage of net sales was due in part to leveraging the higher sales and the elimination of certain costs as a result of the implementation of cross-docks of approximately $3.0 million.

General and administrative expenses increased to $50.6 million (9.9% of net sales) in the 2006 Nine Months compared to $41.7 million (9.3% of net sales) in the 2005 Nine Months, an increase of 20.1%. The increase as a percentage of net sales was primarily due to higher equity based compensation expenses related primarily to the adoption of SFAS No. 123R “Shared Based Payments” of approximately $1.6 million, higher legal fees of approximately $1.4 million primarily related to the Ford Global Technologies, LLC matter (see Part II. Item 1.) and higher promotional activity of approximately $0.8 million.

Other income decreased $1.0 million for the 2006 Nine Months, primarily due to the shift in reporting vendor discounts to cost of sales. Other income for the 2006 Nine Months was made up of a number of components, but primarily finance fees from past-due customer accounts.

Interest expense decreased $0.2 million for the 2006 Nine Months compared to the 2005 Nine Months, reflecting lower borrowings under the bank credit facility in the 2006 Nine Months.

As a result of the above factors, the Company experienced an increase in net income for the 2006 Nine Months to $18.9 million, as compared to net income of $14.7 million in the 2005 Nine Months.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, for the development and implementation of an enterprise-wide management information system and for working capital to finance increased sales levels. At December 29, 2006, working capital was $164.1 million compared to $142.7 million at March 31, 2006. The Company has financed its working capital requirements primarily from cash flow from operations.

During the thirty-nine weeks ended December 29, 2006, the Company’s cash and cash equivalents increased by $1.8 million, while the Company reduced its borrowings under its bank credit facility by $9.5 million. The increase in cash and cash equivalents is the result of (i) an increase in cash provided by operating activities of $17.5 million, offset by (ii) a increase in cash used in financing activities of $6.4 million and cash used in investing activities of $9.4 million (primarily as a result of cash used to purchase property and equipment). The increase in cash used in financing activities resulted primarily from payments under the Company’s credit facility partially offset by cash proceeds and the excess tax benefit from stock-based compensation from the exercise of stock options. The increase in cash provided by operating activities resulted primarily from the elimination of $10.9 million of non-cash expenses from the reported net income of $18.9 million. The most significant non-cash expenses were depreciation and amortization, the provision for a write-down of inventories and stock-based compensation net of excess tax benefit.

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At December 29, 2006, no amount had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at December 29, 2006. The Company has outstanding lines of credit in the aggregate amount of $11.8 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations, for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Item 1A – Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2006 and under “Part II, Item 1A – Risk Factors” below. Because most of the Company’s product sales are dependent upon the acceptance of aftermarket parts by insurance companies, adverse judgments, restrictive legislation and restrictions on certifications of aftermarket parties by CAPA due to intellectual property infringement claims, such as those described under “Item 1A. Risk Factors,” could reduce sales and negatively impact cash flows from operations. A number of major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the credit agreement. These ratios include items related to the amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity may not be available under the credit facility.

The Company continues to evaluate acquisition opportunities and may, from time to time, negotiate to acquire other companies, however, there can be no assurance that the Company will consummate any acquisitions.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $39.4 million at December 29, 2006, or approximately 13.1% of total assets or 16.0% of consolidated shareholders’ equity. Goodwill amounted to $39.4 million at March 31, 2006, or approximately 13.6% of total assets or 17.7% of consolidated shareholders’ equity.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of December 30, 2006, other intangible assets amounted to $1.1 million. For each of the nine months ended December 29, 2006 and December 30, 2005, amortization of other intangible assets was approximately $0.3 million.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2006, the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in November 2002 General Motors Corporation instituted a suit against the Company and a Taiwan-based manufacturer in the Federal District Court for the Eastern District of Michigan, Southern Division. The complaint alleged that the Company distributed replacement grilles for General Motors’ vehicles with a placeholder matched exactly to the “Chevrolet Bow Tie” design emblem and the “GMC” mark emblem, which infringed on General Motors’ federal, state and common law trademarks, violated the Lanham Act and constituted unfair competition under Michigan law. General Motors’ filings have disclosed that it is seeking compensatory damages of between $2.0 and $2.3 million as well as certain equitable relief, including an injunction. In September 2004, General Motors moved for summary judgment on the Company’s defenses of waiver, ratification and unclean hands. On November 5, 2004, the Company moved for summary judgment on the issues of liability and damages and on the same date, General Motors moved for summary judgment on the issue of liability. After a hearing in May 2005, the Court granted the Company’s motion for summary judgment and dismissed General Motor’s complaint. On May 24, 2005, General Motors filed a Notice of Appeal. On June 30, 2006, the Federal Court of Appeals for the Sixth Circuit affirmed the District Court’s finding that the Company’s replacement grilles did not cause customer confusion as to the source of the grilles and that there was no “point of sale” infringement. The Court of Appeals referred back to the District Court the narrow question as to whether portions of the emblem placeholder visible around or under an installed emblem might cause confusion among “downstream observers.” In 2007, the suit was settled and has been dismissed.

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“Commission” or “USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford has asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also seeks a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006. On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denies, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denies each and every allegation of infringement. In interlocutory rulings, the Administrative Law Judge (“ALJ”) struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and the Company’s affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ has granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006. On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford’s design patents and declaring the remaining three design patents to be invalid. Both Ford and the Company petitioned the Commission to review and set aside portions of the ALJ’s Initial Determination. The Company’s petition also seeks review of the ALJ’s interlocutory rulings concerning certain of its affirmative defenses. The deadline for a determination by the USITC as to whether to review the ALJ’s ruling is March 20, 2007, and a final determination by the USITC must be made by May 4, 2007. The Company will continue to vigorously defend this action. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and more of these trucks are on the road, the sale of aftermarket replacement parts could increase substantially. If the

USITC were to uphold each of the remaining seven design patents in question, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse determination, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for other models, which over time could have a material adverse impact on the entire aftermarket parts industry. See “Item 1A. Risk Factors” below for additional actions being taken by Ford.

On December 1, 2006, MQVP, Inc. (“MQVP”) filed a lawsuit against the Company in the Federal Bankruptcy Court in Detroit, Michigan. MQVP, an independent validator of certain alternative collision replacement parts sold by qualified distributors such as the Company, filed for protection under Chapter 11 of the Bankruptcy Code in August 2006. MQVP alleges that the Company distributed non-MQVP approved parts, used the “MQVP” service mark without MQVP’s permission, and traded on the goodwill of MQVP and its service mark in a way that confused the public. Based on these allegations, MQVP is seeking at least $20 million in damages and equitable relief based on several claims (including false designation of origin, false advertising, unfair competition, breach of contract, and interference with business expectancy). The Company has denied the allegations in MQVP’s complaint and brought its own claims against MQVP for breach of contract, unjust enrichment, and cancellation of the “MQVP” service mark. Based on the Company’s evaluation of this lawsuit to date, the Company does not believe it has any liability to MQVP; however, should any liability be determined, the Company does not believe that it would have a material impact on its financial position.

Item 1A.	Risk Factors.

The following material changes to the risk factors from those disclosed in Part 1, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 appear below.

In October 2006, the Company received a letter from Ford Global Technologies, LLC (“Ford”) notifying the Company that it held rights to 169 patents on 23 models of Ford vehicles and that it had 133 pending patent applications on an additional 20 models. Based upon a preliminary assessment, management believes that of the issued patents identified in Ford’s letter, 30 design patents directed to four basic vehicle models, may relate to parts currently offered by the Company. Certain of the affirmative defenses asserted in the ITC proceeding, and that currently are subject to the Company’s petition for Commission review, would apply to the design patents identified in Ford’s letter, if asserted against the Company. The Company estimates that during fiscal 2007, sales of these parts are expected to account for less than 1.0% of total sales. Because the Company is not currently able to ascertain which of its parts may relate to the pending patent applications, whether or not patents will be issued and if issued, whether they will be valid or enforceable, it is not possible to project any future impact on Company sales. Of the Company’s products that may relate to the issued patents, 18 are certified by the Certified Automotive Parts Association (“CAPA”). CAPA recently informed certain aftermarket parts manufacturers that it is CAPA’s policy not to certify a part that is protected by a car company’s patent and requested the removal of certain parts from the CAPA certification program that are the subject of the International Trade Commission proceedings identified above.

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

Date: February 7, 2006