Form 10-K
period 2007-03-30
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2007-06-13
CIK 1012393

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-28568

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

California	95-2920557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 E. Bonita Avenue, Pomona, CA 91767

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on September 29, 2006, the last day of the registrant’s most recently completed second fiscal quarter, on the Nasdaq National Market was approximately $618,450,999 million. For purposes of the foregoing calculation, shares of Common Stock held by each officer and director and by each person who may be deemed an affiliate have been excluded.

The number of shares of Common Stock outstanding as of June 8, 2007: 16,524,124.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2007 fiscal year.

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

General

Keystone Automotive Industries, Inc. (“Keystone” or the “Company”) is the nation’s leading distributor of aftermarket collision replacement parts produced by independent manufacturers for automobiles and light trucks. Keystone distributes products primarily to collision repair shops throughout most of the United States and certain areas in Canada. In addition, the Company recycles and produces chrome plated and plastic bumpers and remanufactures alloy and steel wheels. The Company’s principal product lines consist of automotive body parts, bumpers and remanufactured alloy wheels, as well as paint and other materials used in repairing a damaged vehicle. Keystone currently offers more than 22,000 stock keeping units (“SKUs”) to over 25,000 collision repair shop customers, out of an estimated 45,000 shops nationwide. Founded in Southern California in 1947, the Company operates 137 distribution centers and 13 depots located in 39 states throughout the United States, as well as in the provinces of Ontario, Quebec and British Columbia in Canada. Thirteen of the distribution centers serve as regional hubs and five serve as cross docks. From these distribution centers, Keystone has over 1,800 customer service and salespersons who call on or have contact with collision repair shops.

The Company operates 56 plastic and steel bumper recycling facilities and 13 wheel remanufacturing facilities. The Company opened state-of-the-art plastic bumper remanufacturing facilities in Greenville, Michigan and in northeast Mexico. The Company collects bumper cores in the United States and transports them to its Greenville, Mexico, or other bumper facilities for remanufacturing.

The Company became certified as an ISO 9001 distributor in September 2002. ISO 9001 implementation policies and procedures include quality and service, performance, lot traceability, customer satisfaction and complaint resolution. The Company believes that it is one of only a few companies in its industry that is ISO 9001 certified.

To emphasize the high quality of aftermarket parts distributed by Keystone, the Company instituted its “Keystone Platinum Plus” program in September 2000. This program carries the highest quality parts, which are covered by a limited lifetime warranty for as long as the owner of the repaired vehicle maintains ownership. The Company believes that Platinum Plus is the first and only premium brand of independently produced collision replacement parts. To date, Platinum Plus product categories include certain radiators and condensers, wheels, grilles, lights, hoods, fenders and bumpers. The Company continually adds additional products to the Platinum Plus program.

The Company makes available its quarterly, annual and other periodic and current reports required by the Securities and Exchange Commission (the “SEC”), and any amendments to such reports, as well as other information about the Company, including its Code of Conduct and Ethics and any amendments to or waivers of such code requiring disclosure pursuant to the Form 8-K provisions, on its corporate website (www.keystone-auto.com), free of charge, to individuals interested in acquiring such reports. The reports can be accessed at www.keystone-auto.com (under “Investor Info” or “Corporate Governance”) as soon as reasonably practicable after the reports are electronically filed with the SEC.

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

During the 1960s and 1970s, due to prohibitive tariffs in Taiwan on imported automobiles and restrictions on foreign ownership of manufacturing facilities in Taiwan, certain Taiwanese automobile manufacturers commenced producing automobiles for sale in Taiwan, which created the need for additional parts manufacturers to supply the assembly lines. Since the early 1980s, these Taiwanese manufacturers have sought to reduce the effect on their business of the cyclical demand for new automobiles by producing aftermarket collision parts for the United States and other world markets. Prior to 1980, automotive collision parts were almost exclusively manufactured by OEMs.

The Company estimates that approximately 85% of all automobile collision repair work is paid for in all or part by insurance. Accordingly, major insurance companies exert significant influence over the selection of collision parts used by collision repair shops. The availability of aftermarket collision parts has been a major factor in the insurance industry’s efforts to contain the escalating cost of collision repairs.

Aftermarket collision parts generally sell for between 20% and 40% less than comparable OEM parts, resulting in substantial savings for insurance companies by providing consumers with less expensive aftermarket parts and creating competition, often resulting in lower prices for comparable OEM parts. This also positively impacts insurance premiums for consumers. The Company believes that it may be somewhat insulated from downturns in the general economy as automobile accidents occur independent of the economy and most automobile collision repair work is paid for in part by insurance.

Quality Assurance.    In 1987, the Certified Automotive Parts Association (“CAPA”) was founded to provide insurance companies, distributors, collision repair shops and consumers with an objective method of evaluating the functional equivalence of aftermarket collision parts and OEM collision parts. CAPA, a non-profit association of insurance companies, manufacturers, importers, distributors, collision repair shops and consumer groups, establishes the specifications for, tests and certifies the quality of aftermarket automotive collision parts. Through independent testing laboratories, CAPA develops engineering specifications for aftermarket collision parts based upon an examination of OEM parts; certifies the factories, manufacturing processes and quality control procedures used by independent manufacturers; and certifies the materials, fit and finish of specific aftermarket collision parts. Many major insurance companies have adopted policies recommending or requiring the use of parts certified by CAPA, when available. The Company distributes parts certified by CAPA when available and actively participates with CAPA, insurance companies and consumer groups in encouraging independent manufacturers of collision parts to seek CAPA certification.

Strategy

The Company’s growth strategy involves a combination of increased sales to existing customers, increased penetration of markets Keystone is currently serving, the introduction of new products and expansion into new markets though acquisitions and start-ups. Higher sales of existing products reflects increased demand for our premium brand Platinum Plus product line and a concerted effort by the sales force to sell our full line of products to each of our customers. The Platinum Plus product line and the Company’s participation in quality programs such as CAPA are key to increasing our penetration of existing markets. While Keystone has the largest distribution network of any aftermarket parts distributor, it believes that there are still opportunities in both existing and new markets that can be accessed either through the acquisition of an existing distributor or by opening a new distribution center.

In addition to growing sales, management has invested in infrastructure designed to improve the Company’s efficiency, including: the cross-docks system that improves inventory turns and fulfillment rates to our customers; management information system enhancements which aid in managing business operations and the vigorous budgeting process; and the development and retention of a highly productive workforce.

Products

The Company distributes more than 22,000 SKUs of aftermarket collision parts and repair materials for most popular models of domestic and foreign automobiles and light trucks, generally for the eight most recent model years. The Company’s principal product lines consist of automotive body parts, bumpers, lights, cooling products, paint and other materials, remanufactured alloy wheels, and light truck accessories. In addition, the Company distributes remanufactured plastic and chrome bumpers to wholesale bumper distributors and to manufacturers of truck accessories.

Automotive Body Parts.    The Company distributes automotive and light truck parts manufactured by multiple foreign and domestic manufacturers, including fenders, hoods, radiators and condensers and head and tail light assemblies. These products accounted for approximately $378.2 million, or 53.0%, of the Company’s net sales in the fiscal year ended March 30, 2007.

Bumpers.    The Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by domestic and foreign manufacturers. For the fiscal year ended March 30, 2007, sales of plastic and steel bumpers accounted for approximately $214.5 million, or 30.0% of the Company’s net sales. The Company believes that it is one of the nation’s largest non-OEM providers of new and recycled chrome plated bumpers for the collision repair and restoration markets. Beginning in the late 1970s and the early 1980s, manufacturers of new automobiles began changing from an almost exclusive use of chrome plated steel bumpers to painted plastic bumpers. Currently, manufacturers use painted plastic bumpers almost exclusively for their automobiles. Chrome plated steel bumpers are still used extensively on light trucks and sport utility vehicles. On an annual basis, the Company electroplates approximately 250,000 steel plated bumpers for automobiles and light trucks. Bumpers used in the operations include new steel stampings, collision-damaged bumpers that require straightening and replating and older model or antique bumpers that require restoration and replating. The bumper repair and replating process generally includes some or all of the following steps: straightening or reforming to original dimensions; welding breaks or cracks; surface grinding to remove rust and corrosion; chemical stripping to remove the original electroplated finishes; metal polishing and buffing; electroplating layers of copper, nickel and chromium; and inspecting and packaging.

Paint and Related Materials.    The Company distributes paint and other materials used in repairing a damaged vehicle, including sandpaper, abrasives, masking products and plastic filler. The paint and other materials distributed by the Company are purchased from numerous domestic suppliers. For the fiscal year ended March 30, 2007, sales of paint and other materials accounted for approximately $62.2 million, or 8.7% of the Company’s net sales. Certain of these products are distributed under the brand “Keystone.”

Wheels and Related Products.    The Company operates 13 facilities which remanufacture collision damaged alloy wheels and one plant that remanufactures steel wheels. The alloy wheel remanufacturing process generally includes some or all of the following steps: straightening, welding minor dents or chips, machining, painting and applying clear powder coat. In addition, the Company sells steel wheels, caps and wheel covers. For the fiscal year ended March 30, 2007, sales of wheels and related products accounted for approximately $56.2 million, or 7.9% of the Company’s net sales.

Distribution, Marketing and Sales

The Company’s distribution system is designed to provide responsive customer service and to foster long-term customer relations.

Distribution System.    The Company has a national distribution system consisting of 137 selling distribution centers and 13 depots. Thirteen of the distribution centers serve as regional hubs and five serve as cross docks. The Company manages its inventory and the ordering, shipment, storage and delivery of products primarily through its centralized information system that gives its central replenishment team timely information regarding inventory availability and product shipments. For the distribution centers that are serviced by one of the five cross docks, most products are shipped as aggregate orders by foreign and domestic suppliers to the cross dock location. The products are then sorted and distributed to the distribution centers based on current demand. By aggregating orders, the cross dock system of inventory and distribution management reduces volatility, improves forecast accuracy and allows for increased delivery frequency, which the Company believes will result in higher in stock positions, better customer service, and increased sales. The number of makes and models of automobiles and light trucks and the number of aftermarket collision parts required to repair them increases each year. This increase requires distributors to maintain a higher number of SKUs and larger inventories. The higher delivery frequency in the cross dock network reduces the amount of inventory needed in the distribution center. The Company anticipates an additional seven to nine cross docks will be needed to service the Company’s entire distribution network appropriately and reduce the need for larger inventories. For distribution centers not yet serviced by a cross dock location, the orders are not aggregated. The suppliers ship products to regional hubs or in many cases, directly to the distribution center. The regional hubs distribute products to the distribution centers on an “as needed” basis. In addition, each distribution center can order products directly from any hub or another distribution center if a surge in volume requires additional inventory. The distribution center that placed the order receives and stocks the products to fill customer orders. The Company’s fleet of approximately 1,750 delivery trucks make regular deliveries to its repair shop customers. By maintaining its own fleet of delivery trucks, the Company ensures rapid delivery to its customers.

Sales and Marketing Staff.    The Company has a marketing staff, which operates from its corporate support centers, and has over 1,800 sales and customer service representatives and route salespersons who operate from its distribution centers. The marketing staff develops all marketing and promotional materials, assists the service centers in recruiting and training sales representatives, route salespersons and customer service representatives. In addition, the marketing staff conducts educational programs for regional insurance executives and claims adjusters to explain the role of aftermarket collision parts in containing the escalating costs of claims and in order to facilitate the implementation of insurance companies’ policies favoring aftermarket collision parts.

The general managers of the Company’s distribution centers are actively involved in customer calls. The Company believes that this local control and expertise have contributed significantly to its growth. Through periodic training programs and performance reviews, the Company seeks to enhance the professionalism and technical expertise of its route salespersons. As a result, the Company believes that its route salespersons are highly attendant to the needs of the Company’s customers.

Marketing Programs.    The Company offers various marketing programs to foster closer customer relations, including a warranty program in which the Company generally warrants its products against defects in material and workmanship for as long as the repair shop’s customer owns the vehicle.

Customers

The Company’s current customers consist primarily of more than 25,000 collision repair shops located throughout the United States and the provinces of Ontario, Quebec and British Columbia in Canada. No single customer accounted for more than 1% of the Company’s net sales during the fiscal year ended March 30, 2007. The Company also distributes its bumpers to wholesale distributors and to manufacturers of truck accessories.

The size of its customer base reduces the Company’s dependence on any single customer and its national scope tends to mitigate the effects of regional economic changes and regional weather patterns. The Company estimates that there are over 45,000 collision repair shops nationwide.

Suppliers

The products distributed by the Company are manufactured by over 60 manufacturers. During fiscal 2007, one supplier provided 18% of the products purchased by the Company, no other supplier provided more than 10%. The Company believes that it is one of the largest customers of each of its ten largest suppliers. In fiscal 2007, by dollar amount, approximately 41% of the products distributed by the Company were manufactured in the United States or Canada, and approximately 59% were imported directly or indirectly from manufacturers in Asia. The Company receives its orders from domestic suppliers within 10 days. The majority of the orders from foreign manufacturers generally are received within 45 to 60 days, with some deliveries extending to 90 days.

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

Competition

Based upon industry estimates, the Company believes that more than a majority of collision parts by dollar amount used in the repair of damaged vehicles are supplied by OEMs with the balance being supplied by distributors of aftermarket collision parts and by distributors of salvage parts. The Company encounters intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources, including greater brand recognition and a broader selection of collision parts, than the Company. Accordingly, OEMs are in a position to exert pricing and other competitive pressure on the Company. The distribution industry for aftermarket collision parts is highly fragmented and the Company’s competitors, other than OEMs, generally are independently owned distributors having from one to three distribution centers. In addition to intense competition from OEMs, the Company encounters significant competition from other distributors of aftermarket parts including automobile dealerships, distributors of salvage parts, in particular, LKQ Corporation, and buying groups.

The Company competes with OEMs on the basis of price and product quality, and it competes with distributors of aftermarket collision parts primarily on the basis of the competitive advantages provided by its position as the market leader with a nationwide distribution system, its Platinum Plus product line, experienced executive management and distribution center general managers, entrepreneurial corporate culture, superior customer service, its relationship with certain insurance companies, and, to a lesser extent, on the basis of price.

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

Employees

At June 1, 2007, the Company had 3,778 full-time team members, of whom 430 were engaged in corporate management and administration, 1,818 in sales and customer service, 758 in warehousing and shipping and 772 in remanufacturing. None of the Company’s team members are covered by collective bargaining agreements. The Company considers its relations with its team members to be satisfactory.

ITEM 1A.	RISK FACTORS

We encounter intense competition from OEMs, all of which have substantially greater financial, distribution, marketing and other resources.

It is estimated that substantially in excess of 50% of collision parts by dollar amount are supplied by OEMs, with the balance being supplied by distributors like the Company and by distributors of salvage parts. The OEMs are therefore in a position to exert pricing pressure in marketplace. We compete with the OEMs primarily on price and to a lesser extent on perceived quality. Recently, several OEMs have experimented with reducing prices on specific products to meet the lower-priced aftermarket products. If such price reductions were to become widespread, it could have a material adverse impact on the Company. In addition, a number of large OEM dealers distribute aftermarket collision parts in addition to distributing OEM collision parts, offering collision repair facilities one-stop shopping for new and aftermarket parts.

Other OEM direct and indirect activities designed to eliminate the aftermarket as competition have increased our expenses and are designed to threaten our business.

During the past ten years, legislation has been introduced or considered in over 40 states seeking to prohibit or limit the use of aftermarket parts in collision repair and/or require special disclosure before using aftermarket parts in repairs covered by insurance. This legislation is generally introduced and supported at the behest of the OEMs and/or their dealers.

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

Ford and General Motors are attempting to use litigation based upon claims of infringement of trademarks or design patents against the Company and certain aftermarket manufacturers located in Taiwan to restrict or eliminate the sale of aftermarket parts. If they are successful it could have a material adverse impact on the Company and the entire aftermarket collision parts industry. CAPA informed certain aftermarket parts manufacturers that it is CAPA’s policy not to certify a part that is the subject of an OEMs patent and removed, and may continue removing, parts from the CAPA certification program. For details regarding the litigation, refer to “Item 3. Legal Proceedings” below.

We depend upon the continued acceptance of aftermarket collision parts by insurance companies in the repair of policyholders’ vehicles.

Based upon industry sources, the Company estimates that approximately 85% of automobile collision repair work is paid for all or in part by insurance; accordingly, the Company’s business is highly dependent upon the continued acceptance of aftermarket collision replacement parts by the insurance industry and the governmental agencies that regulate insurance companies and the ability of insurers to recommend the use of such parts for collision repair jobs, as opposed to OEM parts.

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

A substantial portion of the Company’s business consists of the distribution of aftermarket collision parts to collision repair shops. The vast majority of the customers of the repair shops are covered by insurance policies. In the event aftermarket collision parts are no longer specified by a number of insurance companies to repair insured vehicles, the aggregate cost to consumers could be substantial and the impact on the Company would be material and adverse.

We are dependent upon a relatively small group of suppliers and may be adversely impacted by raw material shortages, primarily steel and nickel and price increases in these materials.

The Company is dependent on a relatively small number of suppliers. Although alternative suppliers exist for substantially all products distributed by the Company, the loss of any one supplier could have a material adverse effect on the Company until alternative suppliers are located and have commenced providing products. In fiscal 2007, approximately 41% of the products distributed by the Company by dollar amount were manufactured in the United States or Canada and approximately 59% were imported directly or indirectly from manufacturers in Asia. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, among other things, transportation delays, political instability, currency fluctuations and the imposition of tariffs, import and export controls and other non-tariff barriers (including changes in the allocation of quotas), as well as the uncertainty regarding future relations between China and Taiwan.

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

We estimate that our fleet of trucks travel over 74.0 million miles per year and increases in fuel prices have a negative impact on our results of operations.

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

We experience intense competition not only from OEMs but from the many distributors located throughout the country. We compete on the basis of quality, service, and price with the other distributors and our ability to raise prices depends not only on these competitors but on the prices being charged by the OEMs for similar parts. Aftermarket parts generally are priced lower than OEM parts to be competitive. In addition, from time to time the Company is subject to product recalls that could reduce the number of parts available for sale. Other factors discussed above also impact our results.

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

We employ approximately 40 persons in our Information Technology group. In addition, we rely heavily upon third parties for updating our software systems and operating offsite facilities. Disruptions in our relationships with these outside vendors could be material and adverse to the Company. Further, disruptions in our systems would negatively impact our ability to do business with our customers and if the disruptions continued over a period of time could have a material adverse impact on the Company’s results of operations.

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

The Company has executive offices at its Nashville Support Center in Nashville, Tennessee on premises leased by the Company, which contain approximately 52,000 square feet. The construction of the Nashville Support Center was completed in March 2007. The Nashville Support Center was “built-to-suit” and the Company has an option to purchase the building. The Company owns executive offices in Pomona, California. The Company leases approximately 9,000 square feet of additional corporate executive office space throughout the United States. In addition, the Company owns distribution centers in Chicago, Illinois; Quincy, Illinois; Bethlehem, Pennsylvania; Windber, Pennsylvania; Denver, Colorado; and Palmyra, New Jersey, of which two of the facilities also serve as regional hubs and three serve as wheel remanufacturing facilities. The Company has moved its distribution center in New Albany, Indiana from property owned by the Company to leased premises and has put its property up for sale, for which a sales contract is presently pending. The Company leases all but eight of its remaining facilities.

The Company’s regional hub facilities range from approximately 30,000 square feet to 238,000 square feet. Its distribution facilities range from approximately 1,500 square feet to 129,000 square feet. All of its leased properties are leased for terms expiring on dates ranging from on or about the date hereof to the year 2021, many with options to extend the lease term. The Company believes that no single lease is material to its operations, that its facilities are adequate for the foreseeable future and that alternative sites presently are available at market rates.

Of the Company’s distribution centers, seven are leased from parties in which two current officers of the Company have an interest. The Company believes that the terms and conditions of these leases are no less favorable to the Company than could have been obtained from unaffiliated parties in arm’s-length transactions at the time of the execution of such leases.

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

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006.

On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Company further asserted several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. In interlocutory rulings, the Administrative Law Judge (“ALJ”) struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and the Company’s affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford’s design patents and declaring the remaining three design patents to be invalid. Both Ford and the Company petitioned the Commission to review and set aside portions of the ALJ’s Initial Determination. The Company’s petition also sought review of the ALJ’s interlocutory rulings concerning certain of its affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ’s Initial Determination. Initially, the USITC determined that it would render its order on remedy, bonding, and public policy on May 4, 2007. However, on April 30, 2007, the United States Supreme Court decided the case of KSR International Co. v. Teleflex Inc., which addressed claims of obviousness in patent law and which may have potential implications relative to the Respondent’s case before the USITC. The Respondents filed a petition for reconsideration with the USITC on May 1, 2007 based on the decision in the KSR case. On May 4, 2007, the USITC extended the deadline for rendering its order on remedy, bonding, and public policy until June 6, 2007, so that it could review its decision not to review the ALJ’s Initial Determination in light of the KSR case.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent’s petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. Unless the President of the United States disapproves the general exclusion order within the 60-day period immediately following entry of the remedial order, the USITC’s decision finding a violation of Section 337 will become final on August 6, 2007, at which time the Respondents will have the opportunity to file an appeal with the United States Federal Circuit Court of Appeals. In the Notice of Final Determination, the USITC set the bond for importation of the parts during the 60-day Presidential review period at 100% of the entered value of the parts. In addition, on May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. The Respondents expect to intervene in the appeal in support of the USITC and the ALJ’s decision finding three of Ford’s patents invalid.

The Company will continue to defend this action vigorously. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, the sale of aftermarket replacement parts will increase substantially. If the 10 design patents in question are ultimately upheld on appeal as valid and infringed, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse ruling, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry.

On December 1, 2006, MQVP, Inc. (“MQVP”) filed a lawsuit against the Company in the Federal Bankruptcy Court in Detroit, Michigan. MQVP, an independent validator of certain alternative collision replacement parts sold by qualified distributors such as the Company, filed for protection under Chapter 11 of the Bankruptcy Code in August 2006. MQVP alleges that the Company distributed non-MQVP approved parts, used the “MQVP” service mark without MQVP’s permission, and traded on the goodwill of MQVP and its service mark in a way that confused the public. Based on these allegations, MQVP is seeking at least $20 million in damages and equitable relief based on several claims (including false designation of origin, false advertising, unfair competition, breach of contract, and interference with business expectancy). The Company has denied the allegations in MQVP’s complaint and brought its own claims against MQVP for breach of contract, unjust enrichment, and cancellation of the “MQVP” service mark. The case is now in the discovery stage, with both parties having submitted discovery requests to the other. In addition, the Company has joined with Results System Corporation, a secured lender of MQVP, to submit a plan of reorganization in the bankruptcy proceeding. Based on the Company’s evaluation of this lawsuit to date, the Company does not believe it has any liability to MQVP; however, should any liability be determined, the Company does not believe that it would have a material adverse impact on its financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock began trading publicly on The Nasdaq Stock Market under the symbol “KEYS” on June 20, 1996. The following table sets forth, for the periods indicated, the range of high and low sale prices for Keystone’s Common Stock as reported by The Nasdaq Stock Market.

	High	Low
Fiscal 2006
First Quarter ended July 1, 2005	$25.59	$19.04
Second Quarter ended September 30, 2005	32.80	23.69
Third Quarter ended December 30, 2005	33.40	25.22
Fourth Quarter ended March 31, 2006	46.92	31.06
Fiscal 2007
First Quarter ended June 30, 2006	$43.69	$35.16
Second Quarter ended September 29, 2006	44.13	32.66
Third Quarter ended December 29, 2006	43.45	29.80
Fourth Quarter ended March 30, 2007	37.17	30.93
Fiscal 2008
First Quarter (through June 8, 2007)	$42.59	$33.13

On June 8, 2007, the last reported sale price for the Common Stock of the Company, as reported on The Nasdaq Stock Market, was $40.79 per share. As of June 8, 2007, there were approximately 266 shareholders of record of the Common Stock.

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

Performance Graph

Set forth below is a line graph comparing the annual change in the cumulative return to the holders of the Company’s Common Stock with the cumulative return of the NASDAQ Composite Index, the NASDAQ Stock Market (U.S. Companies) Index (which index was discontinued as of June 30, 2006), and a peer group comprised of the following companies (the “Peer Group”): Autozone, Inc., LKQ Corporation, Genuine Parts Co., O’Reilly Automotive, Inc. and Pep Boys—Manny, Moe & Jack, for the period commencing with March 29, 2002 and ending March 30, 2007. The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into such filing. The stock price performance on the following graph is not necessarily indicative of future stock price performance. The graph assumes that the value of the investment in each of the Company’s Common Stock, the NASDAQ Composite Index, the NASDAQ Stock Market (U.S. Companies) Index and the Peer Group was $100 on March 29, 2002 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Keystone Automotive Industries, Inc., The NASDAQ Composite Index,

The NASDAQ Stock Market (U.S) Index And A Peer Group

	3/29/02	3/28/03	3/26/04	3/25/05	3/31/06	3/30/07
Keystone Automotive Industries, Inc.	$100.00	100.70	149.59	134.40	245.69	196.16
NASDAQ Composite	$100.00	72.11	109.76	111.26	132.74	139.65
Peer Group	$100.00	90.33	115.29	129.56	152.91	176.27
NASDAQ Stock Market (U.S.)	$100.00	74.50	109.66	110.18	130.36	—

*	$100 invested on 3/29/02 in stock or on 3/31/02 in index-including reinvestment of dividends.

Indexes calculated on month-end basis.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis Financial Condition and Results of Operations” also included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended(1)
	March 30, 2007	March 31, 2006	April 1, 2005	March 26, 2004	March 28, 2003
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$713,955	$628,328	$557,705	$501,108	$439,139
Cost of sales	395,338	346,362	314,792	282,079	247,913

Gross profit	318,617	281,966	242,913	219,029	191,226
Selling and distribution expenses	199,749	189,665	167,721	148,371	129,822
General and administrative expenses	71,238	56,732	54,258	43,333	38,424

Operating income	47,630	35,569	20,934	27,325	22,980
Other income	2,936	2,243	2,881	2,235	1,782
Interest expense	(299)	(770)	(259)	(671)	(553)

Income before income taxes	50,267	37,042	23,556	28,889	24,209
Income taxes	19,943	14,784	9,296	11,167	9,462

Net income	$30,324	$22,258	$14,260	$17,722	$14,747

Per Common Share:
Net income per share:
Basic	$1.86	$1.39	$.91	$1.18	$1.01

Diluted	$1.84	$1.38	$.90	$1.16	$.99

Weighted average common shares outstanding:
Basic	16,276	16,000	15,642	14,998	14,635
Diluted	16,450	16,095	15,787	15,266	14,968
Consolidated Balance Sheet Data:
Working capital	$175,437	$142,729	$145,246	$122,859	$107,079
Total assets	326,980	288,693	234,584	215,913	191,809
Total current liabilities	63,262	64,373	40,224	43,075	47,943
Shareholders’ equity	260,031	222,947	191,777	171,527	141,642

(1)	Fiscal 2005 contained 53 weeks; all other periods contained 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company is one of the leading distributor of aftermarket collision parts used in the repair of automobiles and light trucks in North America, with 137 locations throughout the United States and Canada. These product offerings, consisting of more than 22,000 SKUs, are manufactured by independent manufacturers and are sold primarily to collision repair shops. Approximately 85% of all of the collision repair work is paid for in part through insurance claims. As a consequence, the Company is dependent upon the acceptance of its products in the first instance by insurance companies and then by the collision repair shop performing the repairs.

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

Other important risks which may impact the Company’s financial results, include the fact that because the Company’s business is dependent on a continued source of supply of automotive body parts, many of which at present are only available from Taiwan, it is vulnerable to any disruptions in shipping, increased shipping costs and the relationship of the U.S. dollar to the New Taiwan dollar.

Growth opportunities for the Company include expanding its geographical coverage and increasing its penetration of existing markets through acquisitions, as well as start-ups; internal growth and expanding into new product markets, such as retail sales through retail parts distributors and offering the Company’s products on the web.

The Company’s financial position remains strong, as evidenced by a current ratio (current assets to current liabilities) of 3.8:1.0 at March 30, 2007, and by the generation of substantial cash flows from operations. Depending upon the size of any acquisitions, the Company may be dependent on its bank line of credit to finance them.

General

Fiscal 2007 and fiscal 2006 contained 52 weeks, while fiscal 2005 contained 53 weeks.

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

Critical Accounting Policies

General.    The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, insurance, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Leases and Leasehold Improvements.    The Company leases certain distribution centers, office space, equipment and vehicles. The Company has over 200 leases and no one lease is material to the operations of the Company. The Company accounts for its leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. In addition, leasehold improvements associated with these operating leases are amortized over the shorter of their economic lives or the respective lease terms. The term of each lease is generally the initial term of the lease unless external economic factors were to exist such that renewals potentially provided for in the lease are reasonably assured to be exercised. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease.

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

Share-Based Payments.    The Company accounts for our stock-based compensation as prescribed by the air value provisions of SFAS No. 123R and uses the Black-Scholes option-pricing model to determine the fair value of its stock options. This model required the input of certain assumptions, including the expected life of stock options, expected stock price volatility and the estimate of stock option forfeitures. If actual results are different from these assumptions, the stock-based compensation expense reported in the Company’s financial statements may not be representative of the actual economic cost of the stock-based compensation. In addition, significant changes in these assumptions could materially impact the Company’s stock-based compensation expense on future awards.

Acquisitions

During fiscal 2007, 2006 and 2005, the Company completed multiple acquisitions. All of these acquisitions were accounted for under the purchase method of accounting and the consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

During fiscal 2007, the Company acquired certain assets of A-1 Auto Paint and Supply, Inc., a distributor of automotive paint and supplies in Escanaba, Michigan in January 2007.

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected statement of operations items as a percentage of net sales.

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.4	55.1	56.4

Gross profit	44.6	44.9	43.6
Selling and distribution expenses	27.9	30.2	30.1
General and administrative expenses	10.0	9.0	9.7

Operating income	6.7	5.7	3.8
Other income	0.4	0.3	0.5
Interest expense	(0.1)	(0.1)	—

Income before income taxes	7.0	5.9	4.3
Income taxes	2.8	2.4	1.7

	4.2%	3.5%	2.6%

Revenues by Product Category

The following table sets forth, for the periods indicated, net sales by product category.

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(in millions)
Automotive body parts(1)	$378.2	$322.9	$284.3
Bumpers	214.5	188.3	164.5
Paint and related materials	62.2	60.7	59.9
Wheels and related products	56.2	52.7	43.3
Other	2.9	3.7	5.7

Total Sales	$714.0	$628.3	$557.7

(1)	Consists primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles.

Fiscal 2007 Compared to Fiscal 2006

Net sales were $714.0 million for the year ended March 30, 2007 compared to $628.3 million for the year ended March 31, 2006, an increase of $85.7 million or, 13.6%. Same store sales increased 11.1% during fiscal 2007, primarily as a result of increases in the specification of aftermarket parts in the repair of insured vehicles by insurance companies and improvements in the Company’s in-stock positions. The balance of the sales increase related to the Veng USA LLC acquisition, which was completed in October of 2005. Therefore, fiscal 2007 includes twelve months of Veng operations compared to only five months in fiscal 2006.

During fiscal 2007 sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $55.3 million (an increase of 17.1%); sales of new and recycled bumpers increased by $26.2 million (an increase of 13.9%) sales of paint and related materials increased by $1.5 million (an increase of 2.5%) and sales of remanufactured wheels and related products increased by $3.5 million (an increase of 6.6%).

Gross profit increased in fiscal 2007 to $318.6 million from $282.0 million in fiscal 2006, an increase of $36.6 million or 13.0%. Gross profit as a percentage of net sales decreased to 44.6% in fiscal 2007 from 44.9% in fiscal 2006, due primarily to expenses relating to a new system of internal inventory distribution, referred to as “cross-docks”. The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution expenses and these costs have been replaced with logistical expenses reflected in cost of sales of approximately $6.1 million in fiscal 2007. These higher costs were partially offset by lower provisions for inventory write-down, lower product damage costs and lower inventory adjustment costs. The Company’s gross profit margin has fluctuated, and is expected to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $199.7 million (27.9% of net sales) in fiscal 2007 from $189.7 million (30.2% of net sales) in fiscal 2006, an increase of $10.0 million or 5.3%. The decrease in these expenses as a percentage of net sales was due in part to leveraging the higher sales and the elimination of certain costs as a result of the implementation of cross-docks of approximately $4.9 million.

General and administrative expenses increased to 10.0% of net sales ($71.2 million) in fiscal 2007 compared to 9.0% of net sales ($56.7 million) in fiscal 2006, an increase of 25.6%. The increase as a percentage of net sales was primarily due to higher share-based compensation expenses related to the adoption of SFAS No. 123(R) “Share Based Payments” of approximately 0.34% ($2.5 million), higher legal fees of approximately 0.15% ($1.3 million) primarily related to the Ford Global Technologies, LLC matter (see part II item 1.), higher promotional activity of approximately 0.15% ($1.2 million), moving and relocation costs associated with the Nashville support center of approximately 0.12% ($0.9 million), costs associated with our start-up facility in Mexico of approximately 0.10% ($0.7 million) and exit costs associated with consolidation and relocation of distribution centers of approximately 0.08% ($0.6 million).

Other income increased $0.7 million for fiscal 2007, primarily due to gains related to insurance recoveries for prior-year property loss claims and the company’s portion of an antitrust lawsuit concerning automotive refinishing paint pricing partially offset by the shift in reporting vendor discounts to cost of sales. Other income for the fiscal 2007 was made up of a number of components, but primarily the one-time gains mentioned above and the finance fees from past-due customer accounts.

Interest expense decreased $0.5 million for fiscal 2007 compared to fiscal 2006, reflecting lower borrowings under the bank credit facility in fiscal 2007.

As a result of the above factors the Company experienced an increase in net income for fiscal 2007 to $30.3 million, as compared to the net income of $22.3 million in fiscal 2006.

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

General and administrative expenses increased to $56.7 million (9.0% of net sales) in fiscal 2006 from $54.3 million (9.7% of net sales) in fiscal 2005, an increase of 4.4%. These expenses decreased as a percentage of net sales primarily due to the result of leveraging our increased net sales.

Interest expense increased during fiscal 2006, reflecting the higher credit facility balance, primarily due to funding a portion of the purchase for the Veng USA LLC acquisition.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, the development and implementation of an enterprise-wide management information system and to finance the growth in sales. At March 30, 2007, working capital was $175.4 million compared to $142.7 million at March 31, 2006. The Company financed its working capital requirements, investing activities and payments under its credit facility during fiscal 2007 primarily from cash flow from operations.

During the year ended March 30, 2007, the Company’s cash and cash equivalents increased by $15.9 million. This increase is the result of cash provided by operating activities of $33.9 million, and offset by cash used in investing activities of $12.3 million, primarily as a result of cash used to purchase property and equipment, and financing activities of $5.7 million primarily due to $9.5 million to pay down the bank credit facility offset by $2.8 million of proceeds from stock option exercises. The cash provided by operating activities resulted from net income of $30.3 million increased by $11.5 million of non-cash expenses and partially offset by a $7.9 million decrease in cash from changes in working capital components. The working capital component change primarily reflects an increase in accounts receivable and inventories of $9.5 million and $6.7 million, respectively, offset by an increase in accrued salaries and wages of $2.6 million and other accrued liabilities of $6.3 million. The most significant non-cash expenses were depreciation and amortization of $10.2 million, stock based compensation of $3.2 million, a $1.4 million provision for a write-down of inventories and losses on uncollectible accounts receivable of $1.1 million.

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At March 30, 2007, no monies were drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at March 30, 2007, and at the date of the filing of this Annual Report. The Company has outstanding lines of credit in the aggregate amount of $12.6 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations are subject to the risks of the business, the most significant of which are discussed under “Item 1A. Risk Factors” above. Especially important are the risks discussed under “Item 1A. Risk Factors—Our business has been negatively impacted by litigation challenging the use of aftermarket collision replacement parts in the repair of vehicles covered by insurance” above. Since the Company’s product sales are so dependent upon the acceptance of aftermarket parts by insurance companies, adverse judgments or restrictive legislation could reduce sales and negatively impact cash flow from operations. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event that the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations it is possible that needed liquidity will not be available under the credit facility.

Contractual Obligations

The following table quantifies our future contractual obligations as of March 30, 2007:

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$97,232	$21,144	$30,784	$17,294	$28,010
Credit facility outstanding(1)	—	—	—	—	—
Purchase obligations(2)	3,913	3,913	—	—	—
Other long term liabilities(3)	1,030	—	1,030	—	—

Total	$102,175	$25,057	$31,814	$17,294	$28,010

(1)	The total revolving line of credit commitment under the Company’s credit facility is $75.0 million, which expires on October 14, 2010. As of March 30, 2007, there were standby letters of credit outstanding under the credit facility of $12.6 million, which expire in December 2007. The amount of outstanding letters of credit reduce the availability under the credit facility.
(2)	Primarily represents contractual obligations relating to the Company’s management information systems, including the outsourcing of its data center operation and obligations under its primary telecom agreement.
(3)	Primarily amounts due under the Company’s defined benefit plan, which is frozen.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $39.6 million at March 30, 2007, or approximately 12.1% of total assets or 15.2% of consolidated shareholders’ equity. Goodwill amounted to $39.4 million at March 31, 2006, or approximately 13.6% of total assets or 17.7% of consolidated shareholders’ equity. The increase in goodwill from March 31, 2006 was the result of the completion of one acquisition.

Other intangible assets, consisting primarily of covenants not to compete obtained in acquisitions, which have finite lives, will continue to be amortized over the finite life. As of March 30, 2007, other intangible assets amounted to $1.0 million. For the years ended March 30, 2007 and March 31, 2006, amortization of other intangible assets was approximately $0.4 and $0.5 million, respectively.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defined fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. The Company adopted SAB 108 during its fiscal year ended March 30, 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the enterprise to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, FIN No. 48 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption of FIN No. 48 on our results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s results of operations are subject to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the Company’s current levels of debt, the exposure to interest rate fluctuations is not considered to be material. The Company is also exposed to currency fluctuations, primarily with respect to its product purchases in Taiwan and its operations in Canada and Mexico. While all transactions with Taiwan are conducted in U.S. Dollars, changes in the relationship between the U.S. dollar and the New Taiwan dollar might impact the price of products purchased in Taiwan. The Company might not be able to pass on any price increases to customers. The consolidated balance sheets and statements of income of our Canadian and Mexican operations are translated into U.S. dollars at the current and average exchange rates, respectively. Under its present policies, the Company does not attempt to hedge its currency exchange rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Keystone Automotive Industries, Inc.

We have audited the accompanying consolidated balance sheets of Keystone Automotive Industries, Inc. as of March 30, 2007 and March 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Keystone Automotive Industries, Inc. at March 30, 2007 and March 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, on April 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R) as of April 1, 2006. Additionally, as discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for Defined Benefit Pension and Other Postretirement Plans in accordance with Statement of Financial Accounting Standards No. 158 as of March 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Keystone Automotive Industries, Inc.’s internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

June 8, 2007

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 30, 2007	March 31, 2006
A S S E T S
Current assets:
Cash and cash equivalents	$20,593	$4,733
Accounts receivable, less allowance for doubtful accounts of $843 in 2007 and $935 in 2006	65,154	56,774
Inventories, primarily finished goods	133,877	128,458
Prepaid expenses and other current assets	7,840	9,118
Deferred taxes	11,235	8,019

Total current assets	238,699	207,102
Property, plant and equipment, at cost:
Land	597	597
Buildings and leasehold improvements	18,852	14,583
Machinery and equipment	55,085	46,163
Furniture and fixtures	10,005	8,716

	84,539	70,059
Accumulated depreciation and amortization	(45,483)	(36,346)

	39,056	33,713
Goodwill	39,568	39,369
Other intangibles, net of accumulated amortization of $1,932 in 2007 and $1,544 in 2006	1,017	1,402
Other assets	5,944	4,533
Deferred taxes	2,696	2,574

Total assets	$326,980	$288,693

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Current liabilities:
Credit facility	$—	$9,544
Accounts payable	36,053	35,310
Accrued salaries, wages and related benefits	11,245	8,636
Other accrued liabilities	13,635	10,883
Income taxes payable	2,329	—

Total current liabilities	63,262	64,373
Other long-term liabilities	3,687	1,373
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares—3,000
None issued and outstanding
Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares—16,371 in 2007 and 16,210 in 2006, at stated value	101,661	97,956
Restricted stock	—	1,154
Additional paid-in capital	15,000	10,470
Retained earnings	143,683	113,359
Accumulated other comprehensive (loss) income	(313)	8

Total shareholders’ equity	260,031	222,947

	$326,980	$288,693

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
Net sales	$713,955	$628,328	$557,705
Cost of sales	395,338	346,362	314,792

Gross profit	318,617	281,966	242,913
Operating expenses:
Selling and distribution	199,749	189,665	167,721
General and administrative	71,238	56,732	54,258

	270,987	246,397	221,979

Operating income	47,630	35,569	20,934
Other income	2,936	2,243	2,881
Interest expense	(299)	(770)	(259)

Income before income taxes	50,267	37,042	23,556
Income taxes	19,943	14,784	9,296

Net income	$30,324	$22,258	$14,260

Per Common Share:
Net income per share:
Basic	$1.86	$1.39	$.91

Diluted	$1.84	$1.38	$.90

Weighted average common shares outstanding:
Basic	16,276	16,000	15,642

Diluted	16,450	16,095	15,787

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Restricted Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance at March 26, 2004	15,443	$89,492	$180	$5,967	$76,841	$(953)	$171,527
Net income	—	—	—	—	14,260	—	14,260
Defined benefit plan funding adjustments net of taxes of $209	—	—	—	—	—	(334)	(334)
Foreign currency exchange	—	—	—	—	—	564	564

Comprehensive income	—	—	—	—	—	—	14,490
Stock options exercised	396	3,752	—	—	—	—	3,752
Full-value shares	—	—	280	—	—	—	280
Tax benefit of stock options exercised	—	—	—	1,728	—	—	1,728

Balance at April 1, 2005	15,839	$93,244	$460	$7,695	$91,101	$(723)	$191,777
Net income	—	—	—	—	22,258	—	22,258
Defined benefit plan funding adjustments net of taxes of $348	—	—	—	—	—	546	546
Foreign currency exchange	—	—	—	—	—	185	185

Comprehensive income	—	—	—	—	—	—	22,989
Stock options exercised	371	4,712	—	—	—	—	4,712
Full-value shares	—	—	694	—	—	—	694
Tax benefit of stock options exercised	—	—	—	2,775	—	—	2,775

Balance at March 31, 2006	16,210	$97,956	$1,154	$10,470	$113,359	$8	$222,947
Net income	—	—	—	—	30,324	—	30,324
Adjustment to initially apply SFAS No. 158, net of taxes $262	—	—	—	—	—	(420)	(420)
Defined benefit plan funding adjustments net of taxes of $17	—	—	—	—	—	(26)	(26)
Foreign currency exchange	—	—	—	—	—	125	125

Comprehensive income	—	—	—	—	—	—	30,003
Stock options exercised	154	2,753	—	—	—	—	2,753
Full-value shares	7	952	(1,154)	2,164	—	—	1,962
Stock-Based Compensation	—	—	—	1,238	—	—	1,238
Excess tax benefit of stock based compensation	—	—	—	1,045	—	—	1,045
Other	—	—	—	83	—	—	83

Balance at March 30, 2007	16,371	$101,661	$—	$15,000	$143,683	$(313)	$260,031

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
Operating activities
Net income	$30,324	$22,258	$14,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,844	7,897	7,524
Amortization of other intangibles	388	534	403
Deferred taxes	(3,338)	(954)	234
Loss on closures/impairment	—	—	174
Provision for losses on uncollectible accounts	1,096	1,065	962
Provision for write-down of inventories	1,374	2,975	2,949
Stock based compensation	3,200	694	355
Excess tax benefit from stock based compensation	(1,045)	—	—
(Loss) gain on sales of assets	(64)	(75)	73
Tax benefit of stock options exercised	—	2,775	1,728
Changes in operating assets and liabilities:
Accounts receivable	(9,457)	(5,538)	(6,278)
Inventories	(6,688)	(7,120)	(14,823)
Prepaid expenses and other assets	(1,356)	(4,676)	1,724
Accounts payable	743	9,360	6,917
Accrued salaries, wages and related benefits	2,609	1,459	(1,330)
Other accrued liabilities	6,270	3,001	2,563
Other, net	—	—	(59)

Net cash provided by operating activities	33,900	33,655	17,376
Investing activities
Proceeds from sales of assets	205	402	766
Acquisitions of certain distribution centers, net of cash received	(341)	(37,185)	(2,613)
Insurance proceeds related to damaged property	1,223	—	—
Purchases of property, plant and equipment	(13,381)	(10,383)	(8,375)

Net cash used in investing activities	(12,294)	(47,166)	(10,222)
Financing activities
(Payments) borrowings under bank credit facility, net	(9,544)	9,544	(10,000)
Principal payments on long-term debt	—	(66)	(28)
Proceeds from stock option exercises	2,753	4,712	3,752
Excess tax benefit from stock based compensation	1,045	—	—

Net cash (used in) provided by financing activities	(5,746)	14,190	(6,276)

Net increase in cash and cash equivalents	15,860	679	878
Cash and cash equivalents at beginning of year	4,733	4,054	3,176

Cash and cash equivalents at end of year	$20,593	$4,733	$4,054

Supplemental disclosures:
Interest paid during the year	$330	$772	$274
Income taxes paid during the year	19,259	11,926	6,513
Supplemental disclosure of non-cash transactions:
Minimum pension liability adjustment	$446	$(546)	$334
Property, plant and equipment purchased and included in accounts payable and other long-term liabilities	1,933	—	—

See accompanying notes.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

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

The Company’s product offerings, comprised of more than 22,000 stock keeping units, may be divided into four primary categories: (i) the Company’s core business continues to be automotive body parts which consist primarily of fenders, hoods, headlight and taillight assemblies, radiators, condensers and grilles, (ii) the Company distributes new and remanufactured plastic bumper covers and steel bumpers manufactured by multiple domestic and foreign manufacturers, (iii) the Company distributes paint and other materials used in repairing a damaged vehicle primarily to repair shops and (iv) the Company distributes wheels and related products.

Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s fiscal year ends on a Friday, usually the Friday closest to the last day of March. The fiscal year ended April 1, 2005 included 53 weeks and the fiscal years ended March 30, 2007 and March 31, 2006 each included 52 weeks.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

During 2007 and 2006, by dollar amount, the Company imported 59% and 56% of its products directly or indirectly from Asia, respectively.

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

Allowance for Doubtful Accounts

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

Long-Lived Assets

The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of March 30, 2007.

Depreciation and Amortization

The Company uses the straight-line method for calculating depreciation and amortization of property, plant, and equipment over the following estimated useful lives:

Buildings	20 years
Machinery and equipment	5-12 years
Furniture and fixtures	5-7 years
Auto and truck	3-5 years
Computer hardware and software	3-5 years
Leasehold improvements	Term of lease or life of the asset, whichever is shorter

The Company capitalized approximately $0.9 million, $1.2 million and $2.5 million incurred during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”.

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

As of March 30, 2007, the Company had $39.6 million in goodwill that is subject to annual impairment tests. If the Company is required to recognize goodwill impairments in future periods, the Company would report those impairment losses as part of its operating results. The Company determined that no adjustments were necessary when it performed its annual impairment testing in the fourth quarter of fiscal 2007, 2006 and 2005, respectively.

Other intangibles are comprised of covenants not to compete. Covenants not to compete are amortized using the straight-line method over the terms of the agreements, generally 5-10 years. Amortization expense for other intangibles for the years ended March 30, 2007, March 31, 2006 and April 1, 2005 was $388,000, $531,000 and $403,000, respectively. As of March 30, 2007, the future amortization expense of other intangibles for each of the fiscal years from 2008 through 2012 is expected to be $303,000, $292,000, $267,000, $134,000, and $14,000, respectively.

Leases and Leasehold Improvements

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

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-Insured Reserves

The Company is self-insured for general and automobile liability, workers’ compensation and the health care claims of its team members, although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which is calculated using analyses of historical data and valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the Company’s self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

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

Other Income

The Company’s other income consists primarily of finance fees related to past-due customer accounts. During fiscal 2007, other income also included approximately $1.5 million related to insurance proceeds received from prior year property loss claims and proceeds received from the Company’s portion of an antitrust lawsuit concerning automotive refinishing paint pricing.

Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Accordingly, the Company recorded no compensation cost in its statements of operations prior to fiscal 2007 for its fixed price stock option grants, as the exercise price equaled the fair market value of the underlying stock on the grant date.

On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective transition method of implementation. Under this transition method, stock-based compensation expense for fiscal 2007 included compensation expense for all stock-based awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all stock-based awards granted prior to but unvested as of April 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defined fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements, including misstatements that were not material to prior years’ financial statements. The Company adopted SAB 108 during its fiscal year ended March 30, 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 requires the enterprise to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, FIN No. 48 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN No. 48 on our results of operations and financial position.

2.	ACQUISITIONS

The Company acquired certain assets of A-1 Auto Paint and Supply, Inc., a distributor of automotive paint and supplies in Escanaba, Michigan in January 2007. This acquisition was accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of the acquisition. The results for fiscal 2007 and fiscal 2006, assuming that the acquisition of A-1 Auto Paint and Supply, Inc. had been made at the beginning of fiscal 2006, would not have been materially different from the results presented.

In October 2005, the Company acquired substantially all of the assets of Veng USA LLC, a distributor of aftermarket collision replacement parts in the Northeast. Veng USA LLC had locations in Seekonk and Woburn, Massachusetts; Manchester and Milford, Connecticut; Manchester, New Hampshire and Auburn, Maine. The Company acquired these companies for approximately $36.5 million in cash, net of cash received. This acquisition was accounted for under the purchase method of accounting and accordingly the assets and liabilities have been recorded at their estimated fair value as of the date of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $27.4 million and has been recorded as goodwill.

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

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of Veng USA LLC had taken place at the beginning of the applicable periods:

March 31, 2006
(in thousands, except per share amounts)
Net sales	$648,605
Net income	22,840
Earnings per diluted share	$1.42

In June 2005, the Company acquired certain assets of S&E Auto Panels, LLC, a distributor of aftermarket collision replacement parts in Dexter, Missouri. The results for fiscal 2006 and 2005, assuming that the acquisition of S&E Auto Panels, LLC had been made at the beginning of fiscal 2005, would not have been materially different from the results presented.

During fiscal 2005, the Company acquired certain assets of Lincoln Bumper, Inc., a distributor of aftermarket collision replacement parts in Lincoln, Nebraska in June 2004 and of Royal Bumper Service, a recycler of plastic bumpers in Newberg, Oregon at the beginning of fiscal 2005. In November 2004, the Company acquired all of the outstanding capital stock of Chambers Parts Distributors, a distributor of after marked collision replacement parts with locations in Bangor, Manchester and Portland, Maine. The Company acquired these companies for approximately $2.6 million in cash, net of cash received. All of these acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of purchase price over the estimated fair values of the assets acquired was approximately $1.6 million and has been recorded as goodwill. The results for fiscal 2005, assuming that this acquisition had been made at the beginning of fiscal 2005, would not have been materially different from the results presented.

The consolidated financial statements include the results of operations for each business for all periods subsequent to the applicable purchase date.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	FINANCING ARRANGEMENTS

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At March 30, 2007, no monies had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at March 30, 2007. The Company has outstanding lines of credit in the aggregate amount of $12.6 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility. At June 1, 2007, $62.4 million was available to the Company under the line of credit.

4.	SHAREHOLDERS’ EQUITY

The Company maintains a stock repurchase plan as authorized by the Board of Directors, which at March 30, 2007, authorized the purchase of up to $4.1 million of its common stock at such times and at such prices as the President and Chief Financial Officer deemed appropriate. Repurchased shares were redeemed and treated as authorized but unissued shares. Since the inception of the plan, the Company has repurchased approximately 3.5 million shares for approximately $45.8 million, an average of $13.01 per share. No shares were repurchased during fiscal 2007, 2006 or 2005.

The Company may pay dividends at the discretion of the Board of Directors. The Company has never paid dividends.

5.	EARNINGS PER SHARE

The Company calculates basic and diluted earnings per share as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share excludes any dilutive effects of options and unvested full-value shares. Diluted earnings per share is calculated including the dilutive effects of options and unvested full-value shares, if any. The income from continuing operations is used as the numerator to determine whether potential common shares are dilutive or antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(in thousands, except per share amounts)
Numerator:
Net income	$30,324	$22,258	$14,260

Denominator:
Denominator for basic earnings per share—weighted average shares	16,276	16,000	15,642
Effective of dilutive securities:
Employee stock options and unvested full-value shares	174	95	145

Denominator for dilutive earnings per share—adjusted weighted average shares and assumed conversions	16,450	16,095	15,787

Basic earnings per share	$1.86	$1.39	$.91

Diluted earnings per share	$1.84	$1.38	$.90

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no antidilutive stock options nor unvested full-value shares for the fiscal years ended March 30, 2007 and March 31, 2006, and 110,000 antidilutive options for fiscal year ended April 1, 2005.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into various property lease agreements with related parties, including certain of the Company’s officers and agreements with a corporation and an LLC which is owned by a family member of a Company officer. The leases contain terms up to 5 years. The Company believes that the terms and conditions of such leases with affiliated parties are no less favorable than could have been obtained from unaffiliated parties in arm’s length transactions at the time such leases were entered into. Rent expense for related party lease agreements, included in the total rent expense, amounted to $910,000, $629,000 and $478,000 for the fiscal years 2007, 2006 and 2005, respectively, exclusive of the Company’s obligation for property taxes and insurance.

7.	SALES BY PRODUCT

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(in thousands)
Automotive body parts(1)	$378.2	$322.9	$284.3
Bumpers	214.5	188.3	164.5
Paint and related materials	62.2	60.7	59.9
Wheels and related products	56.2	52.7	43.3
Other	2.9	3.7	5.7

Total Sales	$714.0	$628.3	$557.7

(1)	Consists primarily of fenders, hoods, headlights and taillight assemblies, radiators, condensers and grilles.

8.	INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities. Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested. As such, no U.S. federal and state income taxes have been provided thereon.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	March 30, 2007	March 31, 2006
	(in thousands)
Deferred tax assets:
Inventories	$4,938	$4,643
Intangibles	2,546	3,979
Accrued expenses	7,944	5,084
Stock Based Compensation	803	236
Other	520	75

Total deferred tax assets	16,751	14,017
Valuation allowance	(15)	(382)

	16,736	13,635
Deferred tax liabilities:
Prepaid expenses	(818)	(868)
Excess of book basis over tax basis of property and equipment	(1,987)	(2,174)

Total deferred tax liabilities	(2,805)	(3,042)

Net deferred tax assets	$13,931	$10,593

The Company’s deferred tax asset and the related valuation allowance for a net capital loss carryforward as a result of the 2002 write-off of its investment in an Internet company was written-off in 2007 due to the expiration of the net capital loss carryforward. A valuation allowance was recorded in 2007 related to a net capital loss incurred from the sale of the Company’s Mexican subsidiary in 2006.

Significant components of the provision for income taxes are as follows:

	Year ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(in thousands)
Current:
Federal	$20,374	$13,783	$8,214
State	2,066	1,544	805
Foreign	842	411	70

	23,281	15,738	9,089
Deferred:
Federal	(2,967)	(878)	86
State	(301)	(98)	8
Foreign	(70)	22	113

	(3,338)	(954)	207

	$19,943	$14,784	$9,296

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes at the U.S. federal statutory tax rate to reported income tax expense is as follows:

	Year ended
	March 30, 2007	March 31, 2006	April 1, 2005
	(in thousands)
Income taxes at statutory tax rate	$17,593	$12,965	$8,245
State income taxes, net of federal tax effect	1,709	1,404	787
Non-deductible expenses	410	215	180
Rate change and other	216	195	85
Valuation allowance	15	5	(1)

	$19,943	$14,784	$9,296

9.	EMPLOYEE BENEFIT PLANS

As of March 30, 2007, the Company adopted the provision requiring recognition of the funded status of a benefit plan and disclosure of additional information under SFAS No. 158. SFAS No. 158 amended SFAS No. 87, “Employers’ Accounting for Pension,” which required entities to report at least a minimum pension liability, measured as the excess of the accumulated benefit obligation over the fair value of the plan assets. SFAS No. 158 required the Company to recognize the funded status of its postretirement plans in its consolidated balance sheet at March 30, 2007 with a corresponding adjustment to accumulated other comprehensive income or loss, net of tax. The funded status amount to be recognized by SFAS No. 158 is measured as the difference between the fair value of plan assets and the plan’s benefit obligation. This difference includes all unrecognized actuarial gain and losses, prior service cost and any remaining transition amounts that were not recognized previously in the Company’s consolidated balance sheets. SFAS No. 158 does not change the components of net periodic benefit cost and therefore, the adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for 2007 or for any of the prior periods and future periods. The difference mentioned above will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts.

Items deferred under SFAS No. 87 are now recognized as a component of accumulated other comprehensive income, net of all applicable taxes.

Defined benefit plans

The Company suspended its defined benefit pension plan (the Plan) effective January 1, 1997. Plan benefits are based on an employee’s years of service and the compensation during the five years of employment which would yield the highest average compensation.

The incremental effect of applying SFAS No. 158 related to this plan on individual line items in the Company’s consolidated balance sheet at March 30, 2007 is as follows (amounts in thousands):

	Before Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	After Adoption of SFAS No. 158
Prepaid pension cost	$1,604	$—	$1,604
Additional liability	1,869	(1,869)	—
Accrued pension benefit liability	(265)	—	(265)
Accumulated other comprehensive loss	1,869	—	1,869

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net periodic pension cost for all the Company’s benefit plans was as follows:

	Pension Benefits
	March 30, 2007	March 31, 2006	April 1, 2005
	(in thousands)
Service cost	$110	$120	$118
Interest cost	277	293	316
Recognized losses	114	580	427
Expected return on assets	(389)	(349)	(344)

	$112	$644	$517

The estimated net loss for the plan expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $136,000.

The following is a summary of the status of the funding of the plans:

	Pension Benefits
	March 30, 2007	March 31, 2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,455	$5,510
Service cost	110	120
Interest cost	277	293
Actuarial (gains) losses	(242)	417
Benefits paid	(390)	(885)

Benefit obligation at end of year	$5,210	$5,455

Change in plan assets:
Fair value of plan assets at beginning of year	$5,278	$4,210
Actual return on plan assets	57	1,081
Company contributions	—	872
Benefits paid	(390)	(885)

Fair value of plan assets at end of year	$4,945	$5,278

Funded status:
Funded status of the plan (underfunded)	$(265)	$(177)
Unrecognized net actuarial losses	1,869	1,144

Net amount recognized	$1,604	$967

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(265)	$(177)
Accumulated other comprehensive loss	1,869	1,144

Net amount recognized	$1,604	$967

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average asset allocations of the Company’s defined benefit plan at March 30, 2007 and March 31, 2006 by asset category, are as follows:

	Fiscal year ended
	March 30, 2007	March 31, 2006
Plan Assets:
Equity securities	97%	95%
Debt securities	—%	4%
Other	3%	1%

Total	100%	100%

The above asset allocations are above the Company’s target asset allocation ranges, which are as follows: equity securities 70% to 90%, debt securities 0% to 20% and other securities of 0% to 10%. At March 30, 2007 and March 31, 2006, the plan held 31,200 shares of common stock of the Company with a market value of $1,051,000 and $1,317,000, respectively.

The following is a summary of benefit payments expected to be paid during the fiscal year ending in:

Defined Benefit Plan
(In thousands)
2008	$326
2009	306
2010	301
2011	296
2012	303
2013 – 2017	1,494

Total	$3,026

The Company’s contribution for Company-sponsored retirement plans was as follows:

	Fiscal year ended
	March 30, 2007	March 31, 2006	April 1, 2005
401(k) Plan	$1,860	$1,523	$1,505
Defined Benefit Plan	—	872	1,068

Total	$1,860	$2,395	$2,573

In determining the actuarial present value of projected benefit obligations at March 30, 2007 and March 31, 2006, a discount rate of 5.75% and 5.50%, respectively, was used. There are no future compensation increases due to the suspension of benefit accruals. The expected long-term annual rate of return on assets was 8% for the year ended March 30, 2007 and March 31, 2006. The Company does not expect to make any contribution to the defined benefit plan during fiscal year 2008.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan

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

The Company adopted its 2005 Omnibus Incentive Plan (the “2005 Plan”) in August 2005, pursuant to which awards of nonqualified stock options, service-based shares and performance-based shares have been made. The 2005 Plan replaced the Company’s 1996 Employee Stock Incentive Plan (the “1996 Plan”). The 2005 Plan as adopted authorized the issuance of up to 1,850,000 shares plus shares awarded under the 1996 Plan to the extent outstanding awards are forfeited, expire or otherwise terminate without the issuance of shares. As of March 30, 2007, approximately 1.3 million shares remained available for grant under the 2005 Plan. Of the share authorization under the 2005 Plan, an aggregate of 740,000 full-value shares may be awarded and at March 30, 2007, 508,484 shares remain available for grant as full-value awards (service-based and performance-based shares.)

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. Accordingly, the Company recorded no compensation cost in its statements of income prior to fiscal 2007 for its fixed price stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date.

On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective transition method of implementation. Under this transition method, stock-based compensation expense for fiscal 2007 included compensation expense for all stock-based awards granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), and compensation expense for all stock-based awards granted prior to but unvested as of April 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company used the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total stock option compensation expense included in general and administrative expenses in the Company’s statement of income for fiscal 2007 was $1.2 million. The related income tax benefit was $0.5 million. The Company did not record any stock option compensation expense for fiscal 2006 and 2005. In accordance with the modified-prospective transition method of SFAS No. 123(R), the Company has not restated prior periods.

As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s earnings before income tax expense and net earnings for fiscal 2007, was $1.2 million and $0.7 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The related impact to basic and diluted earnings per share for fiscal 2007 was approximately $0.05 per share.

Prior to adoption of SFAS No. 123(R), the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS No. 123(R), the Company revised its statement of cash flows presentation to include the excess tax

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for fiscal 2007, the Company reported $1.0 million of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing stock-based compensation costs as prescribed by SFAS No. 123 as amended by SFAS No. 148 for fiscal years 2006 and 2005.

	Year Ended March 31, 2006	Year Ended April 1, 2005
	(in thousands, except per share amount)
Pro forma:
Net income—as reported	$22,258	$14,260
Add: Stock-based compensation as reported in net income	418	216
Less: Fair value stock-based compensation	(937)	(604)

Net income—pro forma	$21,739	$13,872

Net income per share—as reported:
Basic	$1.39	$0.91

Diluted	$1.38	$0.90

Net income per share—pro forma:
Basic	$1.36	$0.89

Diluted	$1.35	$0.88

The following table summarizes the fixed price stock option transactions as of March 30, 2007:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Fixed Price Options
Outstanding at beginning of year	515,256	$20.15
Granted	217,315	35.94
Exercised	(154,067)	17.87
Forfeited	(21,468)	25.00

Outstanding at March 30, 2007	557,036	$26.75	7.45	$4,437

Exercisable at March 30, 2007	178,440	$17.88	5.14	$2,822

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $33.70 as of the last trading day of the period ended March 30, 2007. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005 was $2.9 million, $7.8 million and $4.6 million, respectively. As of March 30, 2007, there was $3.8 million of unrecognized compensation expense related to non-vested fixed price stock options that is expected to be recognized over a weighted-average period of 2.5 years.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted during fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005 was $16.21 per share, $8.84 per share and $6.11 per share, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 30, 2007	March 30, 2006	April 1, 2005
Black-Scholes Option Valuation Assumptions
Risk free interest rate(1)	5.03%	4.46%	4.55%
Expected life in years(2)	5.25%	4.00%	4.00%
Expected volatility(3)	41.59%	40.64%	39.52%
Expected dividend yield	0%	0%	0%

(1)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(2)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.

The Company’s full value service-based share awards have a vesting period of one to four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, are charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s statement of income, relating to these share grants for fiscal years ended March 30, 2007, March 31, 2006 and April 1, 2005 was $1.3 million and $0.7 million and $0.4 million, respectively.

The following table summarizes the full value service-based stock transactions for fiscal year ended March 30, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares of Service-Based Stock:
Outstanding at April 1, 2006	58,522	$27.63
Granted	73,493	37.62
Vested	(6,522)	27.53
Forfeited	(5,365)	30.65

Outstanding at March 30, 2007	120,128	$32.95

The Company’s performance-based share awards entitle participants to acquire shares of Common Stock upon the attainment of specific performance goals over a fixed performance period. Compensation expense, representing the fair market value of the shares at the date of the grant, net of assumptions regarding future forfeitures and the likelihood that the performance targets will be attained, is charged to earnings over the performance period. Compensation expense of $0.7 million was recognized for fiscal year ended March 30, 2007 and was included in general and administrative expenses in the Company’s statement of operations for the period. There was no compensation expense relating to the share grants incurred for fiscal years ended March 31, 2006 and April 1, 2005.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the performance-based share transactions for fiscal years ended March 30, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares of Performance-Based Stock:
Outstanding at April 1, 2006	—	—
Granted(1)	108,840	$35.94
Forfeited	(4,174)	35.94
Earned	—	—

Outstanding at March 30, 2007	104,666	$35.94

(1)	Under the grant, from zero to 108,840 shares may be earned, with the target performance resulting in the issuance of 54,420 shares. For compensation expense purposes, the Company assumed a range of 163% to 187% of the target performance would be met with no forfeitures, which range has been determined based on the Company’s current forecasted estimate to target.

As of March 30, 2007, there was $5.7 million of unrecognized compensation expense related to service-based and performance-based shares that is expected to be recognized over a weighted-average period of approximately 2.5 years.

11.	COMMITMENTS AND CONTINGENCIES

The Company leases substantially all of its property and a portion of its plant and equipment. Certain of the leases contained renewal options from two to five years.

Future minimum lease payments, under non-cancelable operating leases with initial terms of one year or more, are approximately as follows at March 30, 2007:

	Related Party Leases	Other	Total Operating Leases
	(in thousands)
2008	$572	$20,572	$21,144
2009	575	16,879	17,454
2010	201	13,129	13,330
2011	63	9,687	9,750
2012	—	7,544	7,544
Thereafter	—	28,010	28,010

Total minimum rental payments	$1,411	$95,821	$97,232

Total rent expense amounted to approximately $24,858,000, $22,773,000 and $20,881,000 for fiscal 2007, 2006 and 2005, respectively, exclusive of the Company’s obligation for property taxes and insurance.

On December 2, 2005, Ford Global Technologies, LLC (“Ford”) filed a complaint with the United States International Trade Commission (“USITC”) against the Company and five other named Respondents, including four Taiwan-based manufacturers. On December 12, 2005, Ford filed an Amended Complaint. Both the Complaint and the Amended Complaint charge the Company and the other Respondents with infringement of 14 design

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

patents that Ford alleges cover eight parts on the 2004-2005 Ford F-150 truck (the “Ford Design Patents”). Ford asked the USITC to issue a permanent general exclusion order excluding from entry into the United States all automotive parts that infringe the Ford Design Patents and that are imported into the United States, sold for importation in the United States, or sold within the United States after importation. Ford also sought a permanent order directing the Company and the other Respondents to cease and desist from, among other things, selling, marketing, advertising, distributing and offering for sale imported automotive parts that infringe the Ford Design Patents. On December 28, 2005, the USITC issued a Notice of Investigation based on Ford’s Amended Complaint. The USITC’s Notice of Investigation was published in the Federal Register on January 4, 2006.

On January 23, 2006, the Company filed its Response to the Complaint and Notice of Investigation. In the Response, the Company denied, among other things, that any of the Ford Design Patents is valid and/or enforceable and, accordingly, denied each and every allegation of infringement. The Company further asserted several affirmative defenses, any of which, if successful, would preclude the USITC from granting any of Ford’s requested relief. In interlocutory rulings, the Administrative Law Judge (“ALJ”) struck the Company’s affirmative defenses of patent exhaustion, permissible repair, license and patent misuse and the Company’s affirmative defense that each of the patents is invalid for failure to comply with the ornamentality requirement of 35 U.S.C.§171. Additionally, the ALJ granted Ford’s request to drop four patents from the investigation. A hearing before the ALJ took place the last week of August 2006.

On December 4, 2006, the ALJ issued an Initial Determination upholding seven of Ford’s design patents and declaring the remaining three design patents to be invalid. Both Ford and the Company petitioned the Commission to review and set aside portions of the ALJ’s Initial Determination. The Company’s petition also sought review of the ALJ’s interlocutory rulings concerning certain of its affirmative defenses. On March 20, 2007, the USITC decided not to review the ALJ’s Initial Determination. Initially, the USITC determined that it would render its order on remedy, bonding, and public policy on May 4, 2007. However, on April 30, 2007, the United States Supreme Court decided the case of KSR International Co. v. Teleflex Inc., which addressed claims of obviousness in patent law and which may have potential implications relative to the Respondent’s case before the USITC. The Respondents filed a petition for reconsideration with the USITC on May 1, 2007 based on the decision in the KSR case. On May 4, 2007, the USITC extended the deadline for rendering its order on remedy, bonding, and public policy until June 6, 2007, so that it could review its decision not to review the ALJ’s Initial Determination in light of the KSR case.

On June 6, 2007, the USITC issued its Notice of Final Determination. The Notice of Final Determination denied Respondent’s petition for reconsideration and their motion for leave to supplement their petition. In addition, the USITC issued a general exclusion order prohibiting the importation of certain automotive parts found to infringe the seven Ford design patents found valid. Unless the President of the United States disapproves the general exclusion order within the 60-day period immediately following entry of the remedial order, the USITC’s decision finding a violation of Section 337 will become final on August 6, 2007, at which time the Respondents will have the opportunity to file an appeal with the United States Federal Circuit Court of Appeals. In the Notice of Final Determination, the USITC set the bond for importation of the parts during the 60-day Presidential review period at 100% of the entered value of the parts. In addition, on May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals with regard to the three patents declared invalid in the ALJ’s Initial Determination. The Respondents expect to intervene in the appeal in support of the USITC and the ALJ’s decision finding three of Ford’s patents invalid.

The Company will continue to defend this action vigorously. To date, the Company’s sales of these parts have been minimal, but as the design for the 2004 model is incorporated into later year models of the F-150 and these trucks have been on the road longer, the sale of aftermarket replacement parts will increase substantially. If

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the 10 design patents in question are ultimately upheld on appeal as valid and infringed, it is not anticipated that the loss of sales of these parts over time would be materially adverse to the financial condition or results of operations of the Company. However, depending upon the nature and extent of any adverse ruling, other car manufacturers may attempt to assert similar allegations based upon design patents on a significant number of parts for several of its models, which over time could have a material adverse impact on the entire aftermarket parts industry.

On December 1, 2006, MQVP, Inc. (“MQVP”) filed a lawsuit against the Company in the Federal Bankruptcy Court in Detroit, Michigan. MQVP, an independent validator of certain alternative collision replacement parts sold by qualified distributors such as the Company, filed for protection under Chapter 11 of the Bankruptcy Code in August 2006. MQVP alleges that the Company distributed non-MQVP approved parts, used the “MQVP” service mark without MQVP’s permission, and traded on the goodwill of MQVP and its service mark in a way that confused the public. Based on these allegations, MQVP is seeking at least $20 million in damages and equitable relief based on several claims (including false designation of origin, false advertising, unfair competition, breach of contract, and interference with business expectancy). The Company has denied the allegations in MQVP’s complaint and brought its own claims against MQVP for breach of contract, unjust enrichment, and cancellation of the “MQVP” service mark. The case is now in the discovery stage, with both parties having submitted discovery requests to the other. In addition, the Company has joined with Results System Corporation, a secured lender of MQVP, to submit a plan of reorganization in the bankruptcy proceeding. Based on the Company’s evaluation of this lawsuit to date, the Company does not believe it has any liability to MQVP; however, should any liability be determined, the Company does not believe that it would have a material adverse impact on its financial position.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flow of the Company.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 30, 2007 and March 31, 2006.

	Quarter Ended
	June 30	September 29	December 29	March 30
	(In thousands, except per share amounts)
2007:
Net sales	$167,673	$160,833	$185,263	$200,186
Gross profit	74,068	70,126	83,844	90,579
Net income	6,099	3,404	9,392	11,429
Per Common Share:

Net income per share:
Basic	$0.38	$0.21	$0.58	$0.70
Diluted	$0.37	$0.21	$0.57	$0.69

	Quarter Ended
	July 1	September 30	December 30	March 31
	(In thousands, except per share amounts)
2006:
Net sales	$144,781	$139,221	$164,387	$179,939
Gross profit	64,153	61,544	74,244	82,025
Net income	4,722	2,865	7,108	7,563
Per Common Share:

Net income per share:
Basic	$0.30	$0.18	$0.44	$0.47
Diluted	$0.30	$0.18	$0.44	$0.46

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2007.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included the following report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended March 30, 2007. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company has assessed the effectiveness of its internal control over financial reporting as of March 30, 2007 based on criteria established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of March 30, 2007, based on criteria established in the COSO Framework.

The Company’s independent registered public accountants that audited the Company’s consolidated financial statements as of March 30, 2007 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Keystone Automotive Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Keystone Automotive Industries, Inc. maintained effective internal control over financial reporting as of March 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Keystone Automotive Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Keystone Automotive Industries, Inc. maintained effective internal control over financial reporting as of March 30, 2007, is fairly stated, in all material respects, based on COSO criteria. Also, in our opinion, Keystone Automotive Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keystone Automotive Industries, Inc. as of March 30, 2007 and March 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2007, and our report dated June 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

Los Angeles, California	/s/ ERNST & YOUNG LLP
June 8, 2007

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held August 1, 2007, which will be filed with the Securities and Exchange Commission within 120 days of March 30, 2007. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held August 1, 2007, which will be filed with the Securities and Exchange Commission within 120 days of March 30, 2007. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held August 1, 2007, which will be filed with the Securities and Exchange Commission within 120 days of March 30, 2007. Such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information about the Company’s Common Stock that may be issued upon the exercise of stock options under all of the Company’s equity compensation plans as of March 30, 2007.

	March 30, 2007
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	557,036	$26.75	1,299,437
Equity compensation plans not approved by security holders	—	—	—

Total	557,036	$26.75	1,299,437

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held August 1, 2007, which will be filed with the Securities and Exchange Commission within 120 days of March 30, 2007. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held August 1, 2007, which will be filed with the Securities and Exchange Commission within 120 days of March 30, 2007. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

See the Index to Item 8 above.

(a)(2) Financial Statement Schedule:

See (c) below.

(a)(3) Exhibits:

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description
3.1(1)	Amended and Restated Bylaws of the Registrant. [3.4]*

3.1.1(2)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.1]*

3.1.2(3)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.2]*

3.1.3(4)	Amendment to Amended and Restated Bylaws of the Registrant. [3.1.3]*

3.2(1)	Restated Articles of Incorporation of the Registrant. [3.5]*

3.2.1(5)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.1]*

3.2.2(3)	Amendment to Restated Articles of Incorporation of Registrant. [3.2.2]*

3.2.3(6)	Certificate of Determination of Series A Junior Participating Preferred Stock. [4.2(A)]*

4.1(1)	Form of stock certificate. [4.1]*

4.2(6)	Rights Agreement dated as of February 10, 2000. [4.2]*

4.2.1(7)	First Amendment to Rights Agreement dated as of January 8, 2003.

10.9(8)(A)	Keystone Automotive Industries, Inc. 1996 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements. [10.10]*

10.10(9)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.11(10)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.12(11)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.13(11)(A)	Amendment to Registrant’s 1996 Stock Incentive Plan.

10.14(12)(A)	2005 Omnibus Incentive Plan.

10.29(8)	The Registrant’s Employee Defined Benefit Pension Plan, as amended. [10.11]*

10.37(13)	Credit Agreement dated as of October 14, 2005 among Registrant, Wells Fargo Bank, National Association and J P Morgan Chase Bank, N.A.

10.37.1(14)	Amendment No. 1 to the Credit Agreement dated October 14, 2005.

10.38(15)	Credit Agreement dated as of February 1, 2002 between Registrant and Wells Fargo Bank, National Association. [10.29]*

10.38.1(11)	First Amendment to Credit Agreement dated as of February 1, 2003 between Registrant and Wells Fargo Bank, National Association.

10.38.2(16)	Second Amendment to Credit Agreement dated as of August 1, 2003 between Registrant and Wells Fargo Bank, National Association. [10.38.2]*

Exhibit No.	Description
10.38.3(17)	Third Amendment to Credit Agreement dated as of December 1, 2004 between Registrant and Wells Fargo Bank, National Association. [10.38.3]*

10.39(18)(A)	Form of Key Employee Salary Continuation Agreement dated as of April 2002 with Charles J. Hogarty, D. Currey Hall, Christopher Northup, Carl Hartman and James C. Lockwood.

10.40(18)	Proprietary Brand Purchase Agreement between Registrant and Genera Corporation; dated August 8, 2000.

10.41(16)(A)	Consulting Agreement between Charles J. Hogarty and Registrant dated September 1, 2003. [10.41(A)]*

10.42(19)	Form of Officer and Director indemnification agreement. [10.42]*

10.43(A)(20)	Restricted Stock Agreement between Richard L. Keister and the Registrant.

10.44(14)(A)	Form of Nonqualified Stock Option Award Agreement.

10.45(A)	Change-in-Control Agreement between Jeffrey T. Gray and the Registrant dated June 1, 2007.

10.46(A)	Form of Executive Officer Change-in-Control Agreement.

14.1(20)	Code of Business Conduct and Ethics. [14.1]*

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered Public Accountants.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates the exhibit number of the document in the original filing.
(1)	Filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 17, 1996.
(2)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 1997 (File No. 333-28709).
(3)	Filed as an exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1999.
(4)	Filed in a Form 8-K filed with the Securities and Exchange Commission on February 1, 2005.
(5)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 24, 1998.
(6)	Filed as an exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2000.
(7)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 14, 2003.
(8)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 18, 1996 (File No. 333-3994).
(9)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 18, 1998 (File No. 333-52969).
(10)	As described in Registrant’s Proxy Statement filed with the Securities and Exchange Commission on July 19, 2000.
(11)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on February 10, 2003.

(12)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. [10.44]*
(13)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2005. [10.44]*
(14)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.
(15)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2002.
(16)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 10, 2003.
(17)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.
(18)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 27, 2002.
(19)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004.
(20)	Filed as an Exhibit to Registrant’s Form 10-K with the Securities and Exchange Commission on June 15, 2005.
(21)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Securities and Exchange Commission on June 15, 2005.
(A)	A management contract or compensatory plan or arrangement as defined in Item 601 of Regulation S-K.

(b) Exhibits:

See (a)(3) above.

(c) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the Registrant’s financial statements or the related notes thereto.

KEYSTONE AUTOMOTIVE INDUSTRIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Year ended March 30, 2007
Allowance for uncollectible accounts	935	1,096	$—	$1,188	$843
Year ended March 31, 2006
Allowance for uncollectible accounts	$1,270	$1,065	$—	$1,400	$935
Year ended April 1, 2005
Allowance for uncollectible accounts	$887	$962	$—	$579	$1,270
(1) Uncollectible accounts written-off, net of recoveries.

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Year
Year ended March 30, 2007
Allowance for slow-moving inventory	$5,732	$1,374	$—	$2,023	$5,083
Year ended March 31, 2006
Allowance for slow-moving inventory	$5,000	$2,975	$—	$2,243	$5,732
Year ended April 1, 2005
Allowance for slow-moving inventory	$3,666	$3,749	$—	$2,415	$5,000

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions and Disbursements	Balance at End of Year
Year ended March 30, 2007
Reserve for self-insurance	$7,487	$19,610	$—	$16,426	$10,671
Year ended March 31, 2006
Reserve for self-insurance	$4,654	$18,054	$—	$15,221	$7,487
Year ended April 1, 2005
Reserve for self-insurance	$3,547	$14,229	$—	$13,122	$4,654

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ RICHARD L. KEISTER
Richard L. Keister President

Dated: June 13, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RICHARD L. KEISTER	/s/ JEFFREY T. GRAY
Richard L. Keister	Jeffrey T. Gray
Director, President and Chief Executive Officer	Chief Financial Officer

/s/ RONALD G. FOSTER	/s/ JOHN R. MOORE
Ronald G. Foster	John R. Moore
Chairman of the Board	Director

/s/ JAMES ROBERT GERRITY	/s/ STEPHEN A. RHODES
James Robert Gerrity	Stephen A. Rhodes
Director	Director

/s/ TIMOTHY C. MCQUAY	/s/ KEITH M. THOMPSON
Timothy C. McQuay	Keith M. Thompson
Director	Director