Form 10-Q
period 2007-06-29
KEYSTONE AUTOMOTIVE INDUSTRIES INC
filed 2007-08-02
CIK 1012393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 0-28568

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-2920557
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

700 East Bonita Avenue, Pomona, CA 91767

(Address of Principal Executive Offices) (Zip Code)

(909) 624-8041

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, at July 31, 2007 was 16,568,354 shares.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 29, 2007 (unaudited) and March 30, 2007	3

	Condensed Consolidated Statements of Income for the thirteen weeks ended June 29, 2007 (unaudited) and the thirteen weeks ended June 30, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended June 29, 2007 (unaudited) and the thirteen weeks ended June 30, 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 6	Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 29, 2007	March 30, 2007
	(Unaudited)	(Note)
ASSETS
Current Assets:
Cash and cash equivalents	$20,350	$20,593
Accounts receivable, net of allowance of $998 at June 2007 and $843 at March 2007	60,090	65,154
Inventories, primarily finished goods	144,388	133,877
Other current assets	16,915	19,075

Total current assets	241,743	238,699
Plant, property and equipment, net	39,076	39,056
Goodwill	43,087	39,568
Other intangibles, net of accumulated amortization of $2,013 at June 2007 and $1,932 at March 2007	1,036	1,017
Other assets	9,927	8,640

Total assets	$334,869	$326,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,152	$36,053
Accrued liabilities	30,450	27,209

Total current liabilities	59,602	63,262
Other long-term liabilities	6,148	3,687
Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, no par value:
Authorized shares—3,000
None issued and outstanding	—	—

Common stock, no par value:
Authorized shares—50,000
Issued and outstanding shares 16,414 at June 2007 and 16,371 at March 2007	102,730	101,661

Additional paid-in capital	15,832	15,000
Retained earnings	150,340	143,683
Accumulated other comprehensive income (loss)	217	(313)

Total shareholders’ equity	269,119	260,031

Total liabilities and shareholders’ equity	$334,869	$326,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE:	The balance sheet at March 30, 2007, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended June 29, 2007	Thirteen Weeks Ended June 30, 2006
Net sales	$180,678	$167,673
Cost of sales	99,340	93,605

Gross profit	81,338	74,068
Operating expenses:
Selling and distribution	49,959	48,428
General and administrative	19,800	15,593

Total operating expenses	69,759	64,021

Operating income	11,579	10,047
Other income	571	330
Interest expense	(1)	(186)

Income before income taxes	12,149	10,191
Income taxes	4,784	4,092

Net income	$7,365	$6,099

Per Common Share:
Net income per share:
Basic	$0.45	$0.38

Diluted	$0.44	$0.37

Weighted average common shares outstanding:
Basic	16,389	16,196

Diluted	16,589	16,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended June 29, 2007	Thirteen Weeks Ended June 30, 2006
Operating activities:
Net income	$7,365	$6,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,924	2,372
Provision for losses on uncollectible accounts	277	177
Provision for write-down of inventories	579	550
Stock based compensation	927	558
Excess tax benefit from stock based compensation	(315)	(392)
Gain on sale of assets, net	(54)	(36)
Changes in operating assets and liabilities:
Accounts receivable	4,968	1,107
Inventories	(10,703)	1,799
Other assets	2,206	2,165
Accounts payable	(7,158)	(8,605)
Accrued liabilities	4,507	5,739

Net cash provided by operating activities	5,523	11,533

Investing activities:
Proceeds from sale of assets	65	63
Acquisitions of certain distribution centers, net of cash received	(3,981)	—
Purchases of property, plant and equipment	(2,824)	(2,547)

Net cash used in investing activities	(6,740)	(2,484)

Financing activities:
Payments under the bank credit facility, net	—	(9,377)
Excess tax benefit from stock based compensation	315	392
Net proceeds on option exercises	659	597

Net cash provided by (used in) financing activities	974	(8,388)

Net (decrease) increase in cash and cash equivalents	(243)	661

Cash and cash equivalents at beginning of period	20,593	4,733

Cash and cash equivalents at end of period	$20,350	$5,394

Supplemental disclosures:
Interest paid during the period	$3	$186

Income taxes paid during the period	$2,577	$695

Supplemental disclosure of non-cash transactions:
Adoption of FIN No. 48, net of tax	$708	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Keystone Automotive Industries, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 29, 2007

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles general accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for fair presentation, with respect to the interim financial statements have been included. The results of operations for the 13-week period ended June 29, 2007 are not necessarily indicative of the results that may be expected for the full year ending March 28, 2008. The comparable quarter in the prior fiscal year comprised a 13-week period. For further information, refer to the financial statements and footnotes thereto for the year ended March 30, 2007, included in Keystone Automotive Industries, Inc. Form 10-K filed with the Securities and Exchange Commission on June 13, 2007.

2.	Fiscal Year

The Company uses a 52/53 week fiscal year. The Company’s current fiscal year, which is a 52-week year, ends on March 28, 2008.

3.	Income Taxes

On March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

As a result of the adoption of FIN 48, on March 31, 2007 the Company recorded an increase of $2.1 million to the liability for unrecognized tax benefits, an increase of $1.4 million to deferred tax assets and a decrease of $0.7 million to the balance of retained earnings. As of March 31, 2007, the gross amount of unrecognized tax benefits was $2.8 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. With the adoption of FIN 48, the Company will provide for interest and penalties as a part of income tax expense. As of March 31, 2007, the gross amount of interest and penalties related to unrecognized tax benefits was $0.5 million.

Although unrecognized tax benefits for individual tax positions may increase or decrease during 2008, the Company does not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2008 or the period one-year subsequent to June 29, 2007.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and state income tax returns, some of which are on a consolidated basis. The Internal Revenue Service has examined the Company’s federal tax return for the 2002 tax year. With respect to state and local jurisdictions, the Company and its subsidiaries are generally not subject to exam for any tax years prior to 2002.

4.	New Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defined fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

5.	Acquisitions

In April 2007, the Company acquired substantially all of the assets of Auto Panels Plus, LLC, a distributor of aftermarket collision replacement parts with locations in Tulsa and Oklahoma City, Oklahoma. This acquisition was accounted for under the purchase method of accounting and accordingly, the assets and liabilities have been recorded at their estimated fair value as of the date of acquisition. The results for fiscal 2008 and fiscal 2007, assuming the acquisition of Auto Panels Plus, LLC had been made at the beginning of fiscal 2007 would not have been materially different from the results presented.

The Company acquired certain assets of A-1 Auto Paint and Supply, Inc., a distributor of automotive paint and supplies located in Escanaba, Michigan in January 2007. This acquisition was accounted for under the purchase method of accounting and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair value at the date of the acquisition. The results for fiscal 2007, assuming that the acquisition of A-1 Auto Paint and Supply, Inc. had been made at the beginning of fiscal 2007, would not have been materially different from the results presented.

6.	Stock Based Compensation

The Company adopted its 2005 Omnibus Incentive Plan (the “2005 Plan”) in August 2005, pursuant to which awards of nonqualified stock options, service-based shares and performance-based shares can be made. The Company accounts for its stock based compensation plan in accordance with the provisions of SFAS No. 123R, “Share-Based Payment”. Total stock based compensation expense included in general and administrative expenses in the accompanying condensed consolidated statements of income for the thirteen weeks ended June 29, 2007 and June 30, 2006 was $0.9 million and $0.6 million, respectively. At June 29, 2007, the remaining unrecognized compensation expense related to nonqualified stock options, service-based shares and performance-based shares was $11.3 million with a weighted-average remaining amortization period of 2.5 years.

Nonqualified stock options

During the thirteen weeks ended June 29, 2007, the Company granted 51,334 nonqualified stock options to team members with an exercise price of $42.21. The Company calculated the fair value of the granted nonqualified stock options using the Black-Scholes pricing model and will amortize the fair value compensation over the requisite service period using the straight-line method. The nonqualified stock options vest over a three year period in equal installments beginning on the first anniversary of the grant date. Additionally, the nonqualified stock options expire on the tenth anniversary of the grant date.

The grant-date fair value of each nonqualified stock option was $18.05. At June 29, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $0.9 million. The Company used the following Black-Scholes option-pricing assumptions to determine the fair value of stock options on the grant date:

	June 29, 2007	June 30, 2006
Black-Scholes Option Valuation Assumptions
Risk free interest rate (1)	5.00%	5.03%
Expected life in years (2)	5.25	5.25
Expected volatility (3)	38.28%	41.59%
Expected dividend yield	0%	0%
Expected forfeiture rate (4)	2.6%	0%

(1)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(2)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.
(4)	Expected forfeiture rate of the Company’s stock options is based on historical experience of such awards.

Service-based shares

During the thirteen weeks ended June 29, 2007, the Company granted 41,555 full value service-based shares to team members. These shares vest on the third anniversary of the grant date. During this period, holders of these shares are entitled to voting rights, but these shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period.

The grant date fair value of each share was $42.21, which was equal to the market price of the Company’s stock on the grant date. At June 29, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $1.5 million. As compensation is amortized over the vesting period, additional paid-in capital is recognized accordingly. Full value service-based shares are not included as shares outstanding in the calculations of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive.

Performance-based shares

The Company’s performance-based share awards entitle participants to acquire shares of Common Stock upon the attainment of specific performance goals over a fixed performance period. During the thirteen weeks ended June 29, 2007, the Company granted performance shares to team members. These shares vest at the end of the three year performance period in an amount determined based on actual performance as compared to the specific performance goals. Under this grant, from zero to 46,198 shares may be earned, with target performance resulting in the issuance of 23,099 shares. During the performance period, holders of these shares are not entitled to voting rights.

The grant date fair value of each share was $42.21, which was equal to the market price of the Company’s stock on the grant date. At June 29, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $0.9 million and is based on achieving performance results equal to 100% of target. As compensation is amortized over the vesting period, additional paid-in capital is recognized accordingly. Performance shares are not included as shares outstanding in the calculations of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive.

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

The net periodic pension cost for the Company’s benefit plan was as follows:

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
	(in thousands)
Service cost	$31	$33
Interest cost	73	75
Expected return on plan assets	(96)	(100)
Recognized net actuarial losses	37	36
Prior service cost recognized	—	—

	$45	$44

8.	Sales By Product

	Thirteen Weeks Ended
	June 29, 2007	June 30, 2006
	(in thousands)
Automotive body parts	$93.9	$87.1
Bumpers	55.6	49.5
Paint and related materials	16.7	16.0
Wheels and related products	13.7	14.2
Other	0.8	0.9

Net Sales	$180.7	$167.7

9.	Legal Proceedings

The Company has been a party to a litigation with Ford Global Technologies, LLC before the United States International Trade Commission (“USITC”). On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals (“Federal Circuit”) with regard to three patents declared invalid in the Administrative Law Judge’s Initial Determination in the matter. The Company and the other Respondents filed a motion to intervene in such appeal in support of the USITC and the ALJ’s decision finding three of Ford’s patents invalid, which the Federal Circuit has subsequently granted. The Company will continue to defend this action vigorously.

The Company is a defendant in a pending litigation with MQVP, Inc. (“MQVP”) in the Federal Bankruptcy Court in Detroit, Michigan. The Company has filed two motions for summary judgment in its favor, and discovery in the case has been stayed pending the outcome of those motions. MQVP’s Chapter 11 bankruptcy case has converted to a Chapter 7 case. A Chapter 7 trustee will be appointed, who will control the MQVP lawsuit. Based on the Company’s evaluation of this lawsuit to date, the Company continues to believe it has no liability to MQVP; however, should any liability be determined, the Company does not believe that it would have a material impact on its financial position.

10.	Subsequent Events

On July 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LKQ Corporation, a Delaware corporation (“Parent”), and LKQ Acquisition Company, a California corporation and a wholly-owned subsidiary of Parent, by which Parent has agreed to acquire the Company. As a result of the merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive $48.00 per share in cash without interest (the “Merger Price”), and each outstanding option, whether or not vested, shall vest at the effective time of the merger and be converted into the right to receive $48.00 per share in cash less the applicable option exercise price of such option for each share of common stock underlying such option. Shares of certain of the Company’s stock plans, including restricted stock, restricted stock units, deferred stock and performance awards, whether or not vested, shall vest at the effective time of the merger on the terms set forth in the applicable Keystone stock plan and related agreements under which such shares were granted and such shares shall be converted into the right to receive the Merger Price. The Merger Agreement is subject to shareholder and regulatory approval. The merger is expected to close in the fourth quarter of calendar 2007. If the merger is terminated under certain conditions as described in the Merger Agreement, the Company will be required to pay Parent a termination fee of $30 million plus Parent’s out-of-pocket costs and expenses incurred in connection with the merger of up to $1.4 million.

On July 18, 2007, two putative class action lawsuits were filed against the Company and its directors in the Superior Court of the State of California, County of Los Angeles in connection with the Company’s proposed merger with LKQ Corporation pursuant to the terms of a definitive merger agreement between the Company and LKQ Corporation. The lawsuits purport to represent a class of all holders of the Company’s common stock, allege self-dealing and breach of fiduciary duty and challenge the adequacy of the process employed by the Company and the share price to be paid to the Company’s stockholders in the merger. The lawsuits seek to enjoin the proposed merger and request payment of attorneys’ fees. The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Except for the historical information contained herein, certain matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. The words “believes,” “expects,” “intends,” “plans,” “estimates,” projects,” “might,” “will,” “should,” “continues,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act and are subject to the information set forth under “Item 1A. Risk Factors” herein and in the Company’s Form 10-K for the year ended March 30, 2007, on file with the Securities and Exchange Commission.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook and business trends.

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

There have been no significant changes in the Company’s critical accounting policies during the thirteen weeks ended June 29, 2007. During the first quarter of fiscal 2008, we consistently applied the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended March 30, 2007. For a complete discussion regarding these critical accounting policies, refer to the Annual Report on Form 10-K.

Share-Based Payments

The Company accounts for stock-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We use the Black-Scholes option-pricing model to determine the fair value of our stock options. This model requires the use of certain assumptions, including the expected life of stock options and expected stock price volatility. If actual results are different from these assumptions, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. In addition, significant changes in these assumptions could materially impact our stock-based compensation expense on future awards. Also, under SFAS No. 123R, the Company is required to record stock-based compensation expense net of estimated forfeitures. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Results of Operations

The following table sets forth for the periods indicated, certain selected income statement items as a percentage of net sales.

	Thirteen Weeks Ended June 29, 2007	Thirteen Weeks Ended June 30, 2006
Net sales	100.0%	100.0%
Cost of sales	55.0	55.8

Gross profit	45.0	44.2
Selling and distribution expenses	27.6	28.9
General and administrative expenses	11.0	9.3

Operating income	6.4	6.0
Other income	0.3	0.2
Interest expense, net	—	(0.1)

Income before income taxes	6.7	6.1
Income taxes	2.7	2.5

Net income	4.0%	3.6%

Thirteen weeks ended June 29, 2007 compared to thirteen weeks ended June 30, 2006

Net sales were $180.7 million for the quarter ended June 29, 2007 (the “2007 Quarter”) compared to $167.7 for the quarter ended June 30, 2006 (the “2006 Quarter”), an increase of $13.0 million or 7.8%. Same store sales increased 6.6% during the 2007 Quarter, primarily as a result of increases in the specification of aftermarket parts in the repair of insured vehicles by insurance companies, and improvements in the Company’s in-stock positions. The balance of the sales increase related to acquisitions completed in January of last year and April of this year, which were included for all thirteen weeks of this quarter.

During the 2007 Quarter, sales of automotive body parts (including fenders, hoods, headlights, radiators, grilles and other crash parts) increased by $6.8 million (an increase of 7.8%); sales of new and recycled bumpers increased by $6.1 million (an increase of 12.3%); sales of paint and related materials increased by $0.7 million (an increase of 4.4%) and sales of remanufactured wheels and related products decreased by $0.5 million (a decrease of 0.4%).

Gross profit increased in the 2007 Quarter to $81.3 million from $74.1 million in the 2006 Quarter, an increase of $7.2 million, or 9.7%. Gross profit as a percentage of net sales increased to 45.0% in the 2007 Quarter from 44.2% in the 2006 Quarter. The increase in gross profit as a percent of net sales is due to improved remanufacturing efficiencies and lower damage and inventory adjustment costs partially offset by expenses relating to our continued rollout of an improved inventory distribution network, referred to as “cross-docks.” The implementation of cross-docks has resulted in the elimination of certain expenses previously included in selling and distribution expenses which have been replaced with logistical expenses reflected in cost of sales of approximately $0.3 million for the 2007 Quarter. The Company’s gross profit margin has fluctuated, and is expected to continue to fluctuate, depending on a number of factors, including changes in product prices, product mix, competition and the strength of the United States dollar relative to the Taiwanese dollar.

Selling and distribution expenses increased to $50.0 million (27.6% of net sales) in the 2007 Quarter from $48.4 million (28.9% of net sales) in the 2006 Quarter. The decrease in these expenses as a percentage of net sales was due in part to leveraging the higher sales and the elimination of certain costs as a result of the implementation of cross-docks of approximately $0.3 million.

General and administrative expenses increased to $19.8 million (11.0% of net sales) in the 2007 Quarter compared to $15.6 million (9.3% of net sales) in the 2006 Quarter. The increase as a percentage of net sales was primarily due to ongoing costs associated with improving the Company’s infrastructure and implementing its strategic initiatives; consisting primarily of higher professional and consulting fees, wages and benefit costs, software maintenance costs and occupancy costs. Additionally, the Company incurred increased promotional and advertising costs and higher stock based compensation expense during the quarter.

Other income increased $0.3 million for the 2007 Quarter. Other income for the 2007 Quarter was made up of a number of components, but was primarily made up of finance fees from past-due customer accounts.

Interest expense decreased $0.2 million for the 2007 Quarter compared to the 2006 Quarter, reflecting lower borrowings under the bank credit facility.

As a result of the above factors, the Company experienced an increase in net income for the 2007 Quarter to $7.4 million, as compared to net income of $6.1 million in the 2006 Quarter.

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

Liquidity and Capital Resources

The Company’s primary use of funds over the past two years has been for acquisitions, for the development and implementation of an enterprise-wide management information system and for working capital to finance increased sales levels. At June 29, 2007, working capital was $181.7 million compared to $175.4 million at March 30, 2007. The Company has financed its working capital requirements primarily from cash flow from operations.

During the thirteen weeks ended June 29, 2007, the Company’s cash and cash equivalents decreased by $0.2 million. The decrease in cash and cash equivalents is the result of cash used in investing activities of $6.7 million primarily as a result of cash used for an acquisition and to purchase property, plant and equipment, an increase in cash provided by operating activities of $5.5 million and an increase in cash provided by financing activities of $1.0 million. The increase in cash provided by operating activities resulted primarily from the elimination of $4.3 million of non-cash expenses from the reported net income of $7.4 million. The most significant non-cash expenses were depreciation and amortization, the provision for a write-down of inventories and stock-based compensation net of excess tax benefit. The increase in cash provided by financing activities resulted primarily from cash proceeds from the exercise of stock options and the excess tax benefit from stock-based compensation.

The Company has in place a $75.0 million revolving secured line of credit with commercial lenders that matures on October 14, 2010. The Company has the option to expand the credit facility to $100.0 million. Advances under the revolving line of credit bear interest either at LIBOR plus 0.75% or at the lender’s prime rate. At June 29, 2007, no amount had been drawn down under the line of credit. The line of credit is subject to certain restrictive covenants set forth in the loan agreement, which requires that the Company maintain certain financial ratios. The Company was in compliance with all such covenants at June 29, 2007. The Company has outstanding lines of credit in the aggregate amount of $12.6 million issued to its primary insurers to secure the Company’s deductible reimbursement obligations. The amount of these letters of credit reduces the funds available under the Company’s credit facility.

The Company believes that its existing working capital, anticipated cash flow from operations and funds anticipated to be available under its line of credit will enable it to finance its operations for at least the next 12 months. However, the Company’s liquidity expectations are subject to numerous factors, many of which are beyond the Company’s control. Anticipated cash flow from operations is subject to the risks of the business, the most significant of which are discussed under “Item 1A – Risk Factors” in the Company’s Form 10-K for the year ended March 30, 2007. Especially important are the risks discussed in the Company’s Form 10-K under “Item 1A—Risk Factors—Our business has been negatively impacted by litigation challenging the use of aftermarket collision replacement parts in the repair of vehicles covered by insurance.” Since the company’s product sales are so dependent upon the acceptance of aftermarket parts by insurance companies, adverse judgments or restrictive legislation could reduce sales and negatively impact cash flow from operations. The availability of funds under the Company’s line of credit could also be restricted or eliminated in the event the Company does not maintain the financial ratios required under the Credit Agreement. These ratios include such items as amount of indebtedness, earnings before interest, taxes and depreciation and amortization, net worth and the current ratio. In the event that the Company’s operations do not meet expectations, it is possible that needed liquidity will not be available under the credit facility.

The Company continues to evaluate acquisition opportunities and may, from time to time, negotiate to acquire other companies. However, there can be no assurance that the Company will consummate any acquisitions.

Inflation

The Company does not believe that the relatively moderate rates of inflation over the past three years have had a significant effect on its net sales or its profitability.

Long-Lived Assets

Goodwill, which represents the excess of cost over the fair value of net assets acquired, amounted to $43.1 million at June 29, 2007, which represents approximately 12.9% of total assets or 16.0% of consolidated shareholders’ equity. Goodwill amounted to $39.6 million at March 30, 2007 which represents approximately 12.1% of total assets or 15.2% of consolidated shareholders’ equity.

Other intangible assets consist primarily of covenants not to compete obtained in acquisitions and will continue to be amortized over the finite lives. As of June 29, 2007, other intangible assets amounted to $1.0 million. For each of the thirteen weeks ended June 29, 2007 and June 30, 2006, amortization of other intangible assets was approximately $0.1 million.

The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 and makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Subsequent Events

On July 16, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LKQ Corporation, a Delaware corporation (“Parent”), and LKQ Acquisition Company, a California corporation and a wholly-owned subsidiary of Parent, by which Parent has agreed to acquire the Company. As a result of the merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive $48.00 per share in cash without interest (the “Merger Price”), and each outstanding option, whether or not vested, shall vest at the effective time of the merger and be converted into the right to receive $48.00 per share in cash less the applicable option exercise price of such option for each share of common stock underlying such option. Shares of certain of the Company’s stock plans, including restricted stock, restricted stock units, deferred stock and performance awards, whether or not vested, shall vest at the effective time of the merger on the terms set forth in the applicable Keystone stock plan and related agreements under which such shares were granted and such shares shall be converted into the right to receive the Merger Price. The Merger Agreement is subject to shareholder and regulatory approval. The merger is expected to close in the fourth quarter of calendar 2007.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. The Merger Agreement was filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 16, 2007 and is filed as an exhibit to this Form 10-Q. Additional information about the merger will be set forth in the definitive merger proxy statement when it is filed with the SEC.

New Accounting Standards

See Note 4 to Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2007, the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 18, 2007, two putative class action lawsuits captioned Lynch v. Keystone Automotive Industries, Inc. (BC374399) and Shoys v. Keystone Automotive Industries, Inc. (BC374480) were filed against the Company and its directors in the Superior Court of the State of California, County of Los Angeles in connection with the Company’s proposed merger with LKQ Corporation pursuant to the terms of a definitive merger agreement between the Company and LKQ Corporation. See Note 10 to the consolidated financial statements. The lawsuits purport to represent a class of all holders of the Company’s common stock, allege self-dealing and breach of fiduciary duty and challenge the adequacy of the process employed by the Company and the share price to be paid to the Company’s stockholders in the merger. The lawsuits seek to enjoin the proposed merger and request payment of attorneys’ fees. The Company believes the lawsuits are without merit and intends to vigorously defend the actions.

As previously disclosed, the Company has been a party to a litigation with Ford Global Technologies, LLC before the United States International Trade Commission (“USITC”). On May 18, 2007, Ford filed a Notice of Appeal with the United States Federal Circuit Court of Appeals (“Federal Circuit”) with regard to three patents declared invalid in the Administrative Law Judge’s Initial Determination in the matter. The Company and the other Respondents filed a motion to intervene in such appeal in support of the USITC and the ALJ’s decision finding three of Ford’s patents invalid, which the Federal Circuit has subsequently granted. The Company will continue to defend this action vigorously.

As previously disclosed, the Company is a defendant in a pending litigation with MQVP, Inc. (“MQVP”) in the Federal Bankruptcy Court in Detroit, Michigan. The Company has filed two motions for summary judgment in its favor, and discovery in the case has been stayed pending the outcome of those motions. MQVP’s Chapter 11 bankruptcy case has converted to a Chapter 7 case. A Chapter 7 trustee will be appointed, who will control the MQVP lawsuit. Based on the Company’s evaluation of this lawsuit to date, the Company continues to believe it has no liability to MQVP; however, should any liability be determined, the Company does not believe that it would have a material impact on its financial position.

Item 1A.	Risk Factors.

The following material changes to the risk factors from those disclosed in Part 1, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended March 30, 2007 appear below.

Our proposed merger with LKQ Corporation is subject to closing conditions and is the subject of lawsuits that could result in the merger not being completed, which may in turn result in a decline in the price of our common stock.

Our proposed merger with LKQ Corporation is subject to customary closing conditions, including regulatory approval and approval by our stockholders. Many of the conditions to closing are outside of our control. If any condition to the closing of the merger is not satisfied or waived, if permissible, the merger will not be completed. Furthermore, two lawsuits have been filed challenging the merger. These lawsuits could result in a delay in the completion of the merger or in the merger not being completed as planned.

If we do not complete the merger, the price of our common stock may decline to the extent that the current market price includes a premium based on the assumption that the merger will be completed. We will also be obligated to pay fees and expenses we have incurred in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger. Further, if the merger agreement is terminated under specified circumstances, we may be required to pay a termination fee of $30.0 million to the other parties to the merger agreement plus certain expenses.

Whether or not the proposed merger is completed, the pendency of the merger could disrupt our operations, which could adversely affect our business and financial results.

Whether or not the proposed merger is completed, there are various risks and uncertainties arising in connection with the pendency of the merger, including the diversion of management’s attention away from the execution of our existing business plan and potential negative perceptions among customers and business partners as to our future direction, both of which could adversely and potentially materially effect our business and our operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 1, 2007, the Company held its annual meeting of shareholders. All of the nominees for election as directors were elected. Following is a tabulation of the votes cast for each nominee:

	Votes Cast
Nominee	For	Withheld
Ronald G. Foster	12,676,816	1,547,656
James Robert Gerrity	12,820,319	1,404,153
Richard L. Keister	14,088,798	135,674
Timothy C. McQuay	12,760,396	1,464,076
John R. Moore	12,897,191	1,327,281
Stephen A. Rhodes	12,820,319	1,404,153
Keith M. Thompson	12,722,228	1,502,244

In addition, the shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008 with 14,127,540 shares voting in favor, 95,773 shares voting against and 1,159 shares abstaining.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of July 16, 2007, by and among LKQ Corporation, a Delaware corporation, LKQ Acquisition Company, a California corporation and wholly-owned subsidiary of Parent, and Keystone Automotive Industries, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 17, 2007).

10.1	Second Amendment to Rights Agreement, dated as of July 16, 2007, between U.S. Stock Transfer Corporation and Keystone Automotive Industries, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2007).

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

32.1	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer, filed herewith.

32.2	Statement Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEYSTONE AUTOMOTIVE INDUSTRIES, INC.

By:	/s/ JEFFREY T. GRAY
Jeffrey T. Gray
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: August 2, 2007